Form 10-Q
period 2020-06-30
SB FINANCIAL GROUP, INC.
filed 2020-08-10
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	SBFG	The NASDAQ Stock Market, LLC
7,646,786 Outstanding at August 7, 2020		(NASDAQ Capital Market)

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

Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Cash and due from banks	$85,661	$27,064
Interest bearing time deposits	10,542	-
Available-for-sale securities	104,289	100,948
Loans held for sale	13,742	7,258
Loans, net of unearned income	901,548	825,510
Allowance for loan losses	(10,013)	(8,755)
Premises and equipment, net	23,662	23,385
Federal Reserve and Federal Home Loan Bank Stock, at cost	4,837	4,648
Foreclosed assets held for sale, net	382	305
Interest receivable	4,272	3,106
Goodwill	22,117	17,792
Cash value of life insurance	17,375	17,221
Mortgage servicing rights	8,168	11,017
Other assets	16,354	9,078

Total assets	$1,202,936	$1,038,577

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$229,042	$158,357
Interest bearing demand	154,143	131,084
Savings	161,182	119,359
Money market	189,380	173,666
Time deposits	256,840	257,753
Total deposits	990,587	840,219

Short term borrowings	23,826	12,945
Federal Home Loan Bank advances	13,000	16,000
Trust preferred securities	10,310	10,310
Interest payable	929	1,191
Other liabilities	26,403	21,818
Total liabilities	1,065,055	902,483

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Common stock, no par value; (authorized 10,000,000 shares; 2020 - 8,180,712 shares issued, 2019 - 8,180,712 shares issued)	54,463	54,463
Additional paid-in capital	14,780	15,023
Retained earnings	75,526	72,704
Accumulated other comprehensive income	2,320	659
Treasury stock, at cost; (2020 - 524,834 common shares, 2019 - 417,785 common shares)	(9,208)	(6,755)
Total shareholders’ equity	137,881	136,094
Total liabilities and shareholders’ equity	$1,202,936	$1,038,577

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

($ in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest Income	2020	2019	2020	2019
Loans
Taxable	$9,945	$10,182	$19,740	$19,609
Tax exempt	59	73	138	135
Securities
Taxable	510	802	1,202	1,713
Tax exempt	81	94	159	192
Total interest income	10,595	11,151	21,239	21,649

Interest Expense
Deposits	1,549	2,092	3,429	4,010
Repurchase agreements & other	20	17	48	43
Federal Home Loan Bank advance expense	92	100	192	200
Trust preferred securities expense	62	110	150	224
Total interest expense	1,723	2,319	3,819	4,477

Net Interest Income	8,872	8,832	17,420	17,172
Provision for loan losses	1,300	200	1,900	200

Net interest income after provision for loan losses	7,572	8,632	15,520	16,972

Noninterest Income
Wealth management fees	775	783	1,543	1,517
Customer service fees	667	689	1,349	1,320
Gain on sale of mortgage loans & OMSR	8,119	1,678	10,068	2,870
Mortgage loan servicing fees, net	(1,880)	(459)	(3,932)	(739)
Gain on sale of non-mortgage loans	107	216	211	543
Title insurance income	609	308	874	327
Net gain on sale of securities	-	206	-	206
Loss on sale/disposal of assets	(80)	(5)	(126)	(7)
Other income	298	275	789	654
Total noninterest income	8,615	3,691	10,776	6,691

Noninterest Expense
Salaries and employee benefits	6,419	5,305	11,846	10,207
Net occupancy expense	675	627	1,373	1,272
Equipment expense	780	665	1,480	1,376
Data processing fees	1,288	488	1,836	931
Professional fees	1,224	649	1,981	1,266
Marketing expense	141	246	349	485
Telephone and communications	122	112	237	227
Postage and delivery expense	96	81	211	165
State, local and other taxes	262	247	516	502
Employee expense	93	236	277	389
Other expenses	562	452	962	914
Total noninterest expense	11,662	9,108	21,068	17,734

Income before income tax	4,525	3,215	5,228	5,929

Provision for income taxes	870	588	892	1,076

Net income	$3,655	$2,627	$4,336	$4,853

Preferred share dividends	$-	$243	$-	$487

Net income available to common shareholders	$3,655	$2,384	$4,336	$4,366

Basic earnings per common share	$0.47	$0.37	$0.56	$0.68

Diluted earnings per common share	$0.47	$0.33	$0.56	$0.61

Average common shares outstanding (in thousands):
Basic:	7,708	6,454	7,750	6,469
Diluted:	7,708	7,967	7,750	7,982

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June	June	June	June
($ in thousands)	2020	2019	2020	2019

Net income	$3,655	$2,627	$4,336	$4,853
Other comprehensive income:
Available for sale investment securities:
Unrealized holding gain arising in the period	343	1,064	2,103	1,920
Related tax expense	(72)	(223)	(442)	(403)
Less: Reclassification for gain realized in income	-	(206)	-	(206)
Related tax expense	-	42	-	42
Net effect on other comprehensive income	271	677	1,661	1,353
Total comprehensive income	$3,926	$3,304	$5,997	$6,206

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2020	$-	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094
Net income				681			681
Other comprehensive income					1,390		1,390
Dividends on common, $0.095 per share				(744)			(744)
Restricted stock vesting			(225)			225	-
Stock options exercised			(253)			441	188
Repurchased stock						(1,814)	(1,814)
Stock based compensation expense			110				110
Balance, March 31, 2020	$-	$54,463	$14,655	$72,641	$2,049	$(7,903)	$135,905
Net income				3,655			3,655
Other comprehensive income					271		271
Dividends on common, $0.10 per share				(770)			(770)
Repurchased stock						(1,305)	(1,305)
Stock based compensation expense			125				125
Balance, June 30, 2020	$-	$54,463	$14,780	$75,526	$2,320	$(9,208)	$137,881

Balance, January 1, 2019	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435
Net income				2,226			2,226
Other comprehensive income					676		676
Conversion of preferred to common	(1)	1					-
Stock reissue for purchase of Peak Title			22			117	139
Dividends on common, $0.085 per share				(556)			(556)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(208)			208	-
Stock options exercised			(10)			21	11
Repurchased stock						(1,294)	(1,294)
Stock based compensation expense			113				113
Balance, March 31, 2019	$13,978	$40,486	$15,143	$65,438	$124	$(3,663)	$131,506
Net income				2,627			2,627
Other comprehensive income					677		677
Dividends on common, $0.900 per share				(586)			(586)
Dividends on preferred, $0.1625 per share				(243)			(243)
Stock options exercised			(24)			43	19
Repurchased stock						(203)	(203)
Stock based compensation expense			140				140
Balance, June 30, 2019	$13,978	$40,486	$15,259	$67,236	$801	$(3,823)	$133,937

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)	Six Months Ended June 30,
	2020	2019
Operating Activities
Net Income	$4,336	$4,853
Items not requiring (providing) cash
Depreciation and amortization	935	867
Provision for loan losses	1,900	200
Expense of share-based compensation plan	235	253
Amortization of premiums and discounts on securities	214	137
Amortization of intangible assets	4	4
Amortization of originated mortgage servicing rights	2,171	714
Impairment of mortgage servicing rights	3,300	1,398
Proceeds from sale of loans held for sale	289,104	117,048
Originations of loans held for sale	(287,931)	(119,599)
Gain from sale of loans	(10,279)	(3,413)
Loss (gain) on sales of assets	126	7
Net gains on sales of securities	-	(206)
Changes in
Interest receivable	(1,166)	(387)
Other assets	(7,387)	(3,673)
Interest payable & other liabilities	4,100	2,578

Net cash provided (used) by operating activities	(338)	781

Investing Activities
Purchases of available-for-sale securities	(61,893)	(8,840)
Proceeds from maturities of interest bearing time deposits	1,000	-
Proceeds from maturities of available-for-sale securities	61,803	8,957
Proceeds from sales of available-for-sale securities	-	7,375
Net change in loans	(60,482)	(42,621)
Purchase of premises, equipment	(591)	(779)
Proceeds from sales of premises, equipment	-	7
Purchase of bank owned life insurance	-	(50)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(72)	(525)
Proceeds from sale of foreclosed assets	182	69
Net cash and cash equivalents (paid) received in acquisition	16,237	(2,600)

Net cash used in investing activities	(43,816)	(39,007)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	109,786	4,222
Net increase in certificates of deposit	(10,471)	32,600
Net increase (decrease) in short term borrowings	10,881	(1,216)
Proceeds from Federal Home Loan Bank advances	-	8,000
Repayment of Federal Home Loan Bank advances	(3,000)	(8,000)
Net proceeds from share-based compensation plans	188	30
Stock repurchase plan	(3,119)	(1,497)
Issuance of common shares	-	139
Dividends on common shares	(1,514)	(1,142)
Dividends on preferred shares	-	(487)

Net cash provided by financing activities	102,751	32,649

Increase in cash and cash equivalents	58,597	(5,577)

Cash and cash equivalents, beginning of period	27,064	48,363

Cash and cash equivalents, end of period	$85,661	$42,786

Supplemental cash flow information
Interest paid	$4,081	$4,198
Income taxes paid	$-	$3,280
Fair value of assets acquired - premises and equipment (Peak Title)	$-	$1,161

Supplemental non-cash disclosure
Initial recognition of right-of-use lease assets	$-	$293
Transfer of loans to foreclosed assets	$197	$477

In conjunction with the Edon acquisition, liabilities assumed were:
Fair value of assets acquired	$66,795
Cash paid in acquisition	(15,519)
Liabilities assumed	$51,276	$-

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

In June 2020, the Company acquired Edon Bancorp (“Edon”) and its subsidiary, The Edon State Bank Company of Edon, Ohio. This acquisition was completed effective June 5, 2020, and the acquisition resulted in an increase in goodwill, which is detailed in Note 8 and the business combination summary is detailed in Note 3.

In March 2019, the Company formed SBFG Title, LLC (“Title”) and purchased all of the assets and real estate of an Ohio based title agency. The purchase was completed effective March 15, 2019, and the purchase resulted in an increase in goodwill, which is detailed in Note 8.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of results for the complete year.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2020 or 2019. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below:

	Three Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2020	2019

Distributed earnings allocated to common shares	$770	$586
Undistributed (in excess of) earnings allocated to common shares	2,881	1,793

Net earnings allocated to common shares	3,651	2,379
Net earnings allocated to participating securities	4	5
Dividends on convertible preferred shares	-	243

Net Income allocated to common shares and participating securities	$3,655	$2,627

Weighted average shares outstanding for basic earnings per share	7,708	6,454
Dilutive effect of stock compensation	-	37
Dilutive effect of convertible shares	-	1,476

Weighted average shares outstanding for diluted earnings per share	7,708	7,967

Basic earnings per common share	$0.47	$0.37

Diluted earnings per common share	$0.47	$0.33

	Six Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2020	2019

Distributed earnings allocated to common shares	$1,514	$1,142
Undistributed earnings allocated to common shares	2,814	3,215

Net earnings allocated to common shares	4,328	4,357
Net earnings allocated to participating securities	8	9
Dividends on convertible preferred shares	-	487

Net Income allocated to common shares and participating securities	$4,336	$4,853

Weighted average shares outstanding for basic earnings per share	7,750	6,469
Dilutive effect of stock compensation	-	38
Dilutive effect of preferred convertible shares	-	1,475

Weighted average shares outstanding for diluted earnings per share	7,750	7,982

Basic earnings per common share	$0.56	$0.68

Diluted earnings per common share	$0.56	$0.61

NOTE 3 – BUSINESS COMBINATION

Effective June 5, 2020, the Company acquired Edon Bancorp and its subsidiary The Edon State Bank Company of Edon, Ohio. Edon Bancorp was headquartered in Edon, Ohio and had one retail office. The Edon State Bank was merged with and into State Bank, with State Bank surviving. Under the terms of the merger agreement, shareholders of Edon received fixed consideration of $103.50 in cash for each share of Edon common stock for total consideration of $15.5 million. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

In accordance with ASC 805, the Company expensed approximately $1.2 million of direct acquisition costs during the three months ended June 30, 2020. The $1.2 million in merger expense is split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $4.3 million of goodwill and $0.7 million of intangible assets in the second quarter of 2020. The Company was able to increase both its deposit and loan base and acquire new households in a new market. It is expected that this transaction will result in business synergies and economies of scale. The acquisition was consistent with the Company’s strategy to expand its presence in Northwest Ohio and to increase profitability by introducing existing products and services to the acquired customer base. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

The following table summarizes the fair value of the total consideration transferred as part of the acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction based on assumptions that are subject to change as management continues to evaluate as relevant information becomes available. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, relevant information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recorded in the reporting period in which the adjustment amounts are determined. Potential adjustments, if any, will be related to assets that have may have changes to valuation amounts that were not readily determinable at acquisition date.

The contractual principal of loans at the acquisition date was $16.3 million and the estimate of the contractual cash flows not expected to be collected is $0.4 million.

($ in thousands)

Fair value of assets acquired

Cash and cash equivalents	$31,756
Interest bearing time deposits	11,542
Investment securities	1,362
Federal Home Loan Bank stock	117
Loans held for investment	16,395
Premises and equipment	446
Goodwill	4,325
Core deposit intangible	660
Other assets	192
Total assets acquired	$66,795

Fair value of liabilities assumed

Deposits	$51,053
Other liabilities	223
Total liabilities assumed	51,276
Total purchase price (cash)	$15,519

Pro Forma Financial Information

The results of operations of Edon Bancorp have been included in the Company’s consolidated financial statements since the acquisition date of June 5, 2020. The following schedule includes the pro forma results for the three and six months ended June 30, 2020 and 2019, as if the Edon acquisition had occurred as of the beginning of the reporting periods presented. The acquisition added less than $0.1 million in revenue and earnings to the Company for the three months ended June 30, 2020.

	Three Months Ended
Summary of Operations ($ in thousands)	Jun. 2020	Jun. 2019

Net interest income	$9,033	$9,196
Provision for loan losses	1,300	200

Net interest income after provision	$7,733	$8,996

Non interest income	8,632	3,726
Non interest expense	12,451	9,382

Income before income taxes	$3,914	$3,340
Income tax expense*	742	614

Net income	$3,172	$2,726
Preferred share dividends	-	487

Net income to common shareholders	$3,172	$2,239

Basic earnings per share	$0.41	$0.35
Diluted earnngs per share	$0.41	$0.34

* Income tax expense for Edon calculated using a 21% statutory rate

	Six Months Ended
Summary of Operations ($ in thousands)	Jun. 2020	Jun. 2019

Net interest income	$17,919	$17,916
Provision for loan losses	1,900	200

Net interest income after provision	$16,019	$17,716

Non interest income	10,820	6,750
Non interest expense	22,139	18,266

Income before income taxes	$4,700	$6,200
Income tax expense*	781	1,133

Net income	$3,919	$5,067
Preferred share dividends	-	487

Net income to common shareholders	$3,919	$4,580

Basic earnings per share	$0.51	$0.71
Diluted earnngs per share	$0.51	$0.63

* Income tax expense for Edon calculated using a 21% statutory rate

Note 4 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2020 and December 31, 2019 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
June 30, 2020	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$6,834	$351	$-	$7,185
Mortgage-backed securities	82,906	2,037	(11)	84,932
State and political subdivisions	11,612	560	-	12,172

Totals	$101,352	$2,948	$(11)	$104,289

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$12,023	$181	$(2)	$12,202
Mortgage-backed securities	77,892	492	(202)	78,182
State and political subdivisions	10,199	366	(1)	10,564

Totals	$100,114	$1,039	$(205)	$100,948

The amortized cost and fair value of securities available for sale at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,261	$1,271
Due after one year through five years	6,569	6,760
Due after five years through ten years	4,653	4,961
Due after ten years	5,963	6,365
	18,446	19,357

Mortgage-backed securities	82,906	84,932

Totals	$101,352	$104,289

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $36.5 million at June 30, 2020 and $34.8 million at December 31, 2019. The fair value of securities delivered for repurchase agreements was $24.3 million at June 30, 2020 and $19.5 million at December 31, 2019.

There were no realized gains and losses from sales of available-for-sale securities for the six months ended June 30, 2020, and $.2 million in realized gains for the six months ended June 30, 2019.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $1.6 million at June 30, 2020, and $38.8 million at December 31, 2019, which was approximately 2 and 38 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	469	(1)	1,118	(10)	1,587	(11)
State and political subdivisions	-	-	-	-	-	-

Totals	$469	$(1)	$1,118	$(10)	$1,587	$(11)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$872	$(1)	$2,598	$(1)	$3,470	$(2)
Mortgage-backed securities	30,692	(157)	4,264	(45)	34,956	(202)
State and political subdivisions	339	(1)	-	-	339	(1)

Totals	$31,903	$(159)	$6,862	$(46)	$38,765	$(205)

The total unrealized loss in the securities portfolio was $0.01 million as of June 30, 2020 compared to a $0.2 million unrealized loss at December 31, 2019. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of June 30, 2020.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Categories of loans at June 30, 2020 and December 31, 2019 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	June 2020	December 2019	June 2020	December 2019

Commercial & industrial	$224,631	$151,047	$1,204	$1,772
Commercial real estate - owner occupied	102,591	98,488	1,450	1,362
Commercial real estate - nonowner occupied	272,715	268,294	1,034	464
Agricultural	58,837	50,994	-	-
Residential real estate	184,781	193,159	2,575	1,635
Home equity line of credit (HELOC)	46,577	48,070	237	249
Consumer	13,912	14,738	34	18

Total loans	$904,044	$824,790	$6,534	$5,500

Net deferred costs (fees)	$(2,496)	$720

Total loans, net deferred costs (fees)	$901,548	$825,510

Allowance for loan losses	$(10,013)	$(8,755)

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2020, December 31, 2019 and June 30, 2019.

($ in thousands)

For the Three Months Ended June 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,649	$3,668	$475	$2,442	$724	$8,958
Charge offs	(194)	-	-	(37)	(24)	(255)
Recoveries	4	-	-	1	5	10
Provision (credit)	1,385	(64)	29	(128)	78	1,300
Ending balance	$2,844	$3,604	$504	$2,278	$783	$10,013

For the Six Months Ended June 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,883	$3,602	$434	$2,203	$633	$8,755
Charge offs	(582)	-	-	(37)	(36)	(655)
Recoveries	5	-	-	2	6	13
Provision (credit)	1,538	2	70	110	180	1,900
Ending balance	$2,844	$3,604	$504	$2,278	$783	$10,013

For the Three Months Ended June 30, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,334	$3,269	$466	$2,316	$736	$8,121
Charge offs	-	-	-	-	(20)	(20)
Recoveries	1	-	-	1	3	5
Provision (credit)	43	179	43	(30)	(35)	200
Ending balance	$1,378	$3,448	$509	$2,287	$684	$8,306

For the Six Months Ended June 30, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,435	$2,923	$482	$2,567	$760	$8,167
Charge offs	(48)	-	-	-	(32)	(80)
Recoveries	1	-	-	1	17	19
Provision (credit)	(10)	525	27	(281)	(61)	200
Ending balance	$1,378	$3,448	$509	$2,287	$684	$8,306

Loans Receivable at June 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$1	$-	$-	$99	$2	$102
Ending balance:
collectively evaluated for impairment	$2,843	$3,604	$504	$2,179	$781	$9,911

Totals	$2,844	$3,604	$504	$2,278	$783	$10,013

Loans:
Ending balance:
individually evaluated for impairment	$1,135	$1,768	$-	$2,830	$118	$5,851
Ending balance:
collectively evaluated for impairment	$223,496	$373,538	$58,837	$181,951	$60,371	$898,193

Totals	$224,631	$375,306	$58,837	$184,781	$60,489	$904,044

Loans Receivable at December 31, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$511	$147	$-	$68	$-	$726
Ending balance:
collectively evaluated for impairment	$1,372	$3,455	$434	$2,135	$633	$8,029

Totals	$1,883	$3,602	$434	$2,203	$633	$8,755

Loans:
Ending balance:
individually evaluated for impairment	$1,722	$1,558	$-	$2,274	$31	$5,585
Ending balance:
collectively evaluated for impairment	$149,325	$365,224	$50,994	$190,885	$62,777	$819,205

Totals	$151,047	$366,782	$50,994	$193,159	$62,808	$824,790

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of June 30, 2020 and December 31, 2019.

($ in thousands) June 30, 2020	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$222,017	$99,699	$269,743	$58,826	$181,545	$46,273	$13,795	$891,898
Special Mention (5)	817	1,160	534	-	-	-	-	2,511
Substandard (6)	995	282	1,984	11	3,205	304	117	6,898
Doubtful (7)	802	1,450	454	-	31	-	-	2,737
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$224,631	$102,591	$272,715	$58,837	$184,781	$46,577	$13,912	$904,044

December 31, 2019	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$147,667	$96,836	$265,839	$50,994	$190,438	$47,787	$14,706	$814,267
Special Mention (5)	597	-	543	-	-	-	-	1,140
Substandard (6)	1,444	290	1,663	-	2,689	283	32	6,401
Doubtful (7)	1,339	1,362	249	-	32	-	-	2,982
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$151,047	$98,488	$268,294	$50,994	$193,159	$48,070	$14,738	$824,790

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2020 and December 31, 2019.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
June 30, 2020	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$127	$-	$827	$954	$223,677	$224,631
Commercial real estate - owner occupied	-	-	1,450	1,450	101,141	102,591
Commercial real estate - nonowner occupied	-	149	837	986	271,729	272,715
Agricultural	31	-	-	31	58,806	58,837
Residential real estate	122	13	1,525	1,660	183,121	184,781
HELOC	140	40	88	268	46,309	46,577
Consumer	17	20	23	60	13,852	13,912
Total Loans	$437	$222	$4,750	$5,409	$898,635	$904,044

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2019	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$64	$-	$312	$376	$150,671	$151,047
Commercial real estate - owner occupied	-	-	-	-	98,488	98,488
Commercial real estate - nonowner occupied	-	-	215	215	268,079	268,294
Agricultural	13	-	-	13	50,981	50,994
Residential real estate	309	415	644	1,368	191,791	193,159
HELOC	166	91	56	313	47,757	48,070
Consumer	65	93	14	172	14,566	14,738
Total Loans	$617	$599	$1,241	$2,457	$822,333	$824,790

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

The following tables present impaired loan information as of and for the six months ended June 30, 2020 and 2019, and for the twelve months ended December 31, 2019:

($ in thousands) Six Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
June 30, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$943	$1,739	$-	$1,899	$23
Commercial real estate - owner occupied	1,362	1,362	-	1,362	-
Commercial real estate - nonowner occupied	406	406	-	473	5
Agricultural	-	-	-	-	-
Residential real estate	2,249	2,315	-	2,641	35
HELOC	63	63		66	2
Consumer	11	11	-	14	1
With a specific allowance recorded:
Commercial & industrial	192	249	1	249	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	581	619	99	626	5
HELOC	44	44	2	51	2
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$1,135	$1,988	$1	$2,148	$23
Commercial real estate - owner occupied	$1,362	$1,362	$-	$1,362	$-
Commercial real estate - nonowner occupied	$406	$406	$-	$473	$5
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,830	$2,934	$99	$3,267	$40
HELOC	$107	$107	$2	$117	$4
Consumer	$11	$11	$-	$14	$1

Three Months Ended	Average Recorded	Interest Income
June 30, 2020	Investment	Recognized
($ in thousands)
With no related allowance recorded:
Commercial & industrial	$1,875	$15
Commercial real estate - owner occupied	1,362	-
Commercial real estate - nonowner occupied	472	1
Agricultural	-	-
Residential real estate	2,632	35
HELOC	64	1
Consumer	13	-
With a specific allowance recorded:
Commercial & industrial	249	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	-	-
Agricultural	-	-
Residential real estate	625	-
HELOC	50	1
Consumer	-	-
Totals:
Commercial & industrial	$2,124	$15
Commercial real estate - owner occupied	$1,362	$-
Commercial real estate - nonowner occupied	$472	$1
Agricultural	$-	$-
Residential real estate	$3,257	$35
HELOC	$114	$2
Consumer	$13	$-

($ in thousands) Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$722	$1,092	$-	$1,377	$114
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	196	197	-	259	21
Agricultural	-	-	-	-	-
Residential real estate	1,621	1,687	-	2,001	106
HELOC	16	16		18	1
Consumer	15	15	-	19	1
With a specific allowance recorded:
Commercial & industrial	1,000	1,000	511	823	49
Commercial real estate - owner occupied	1,362	1,362	147	1,362	38
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	653	653	68	666	31
HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$1,722	$2,092	$511	$2,200	$163
Commercial real estate - owner occupied	$1,362	$1,362	$147	$1,362	$38
Commercial real estate - nonowner occupied	$196	$197	$-	$259	$21
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,274	$2,340	$68	$2,667	$137
HELOC	$16	$16	$-	$18	$1
Consumer	$15	$15	$-	$19	$1

	Six Months Ended		Three Months Ended
June 30, 2019	Average Recorded	Interest Income	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$1,275	$44	$1,226	$19
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	259	10	259	3
Agricultural	-	-	-	-
Residential real estate	2,065	56	2,055	27
HELOC	19	1	19	-
Consumer	20	1	20	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-
Agricultural	-	-	-	-
Residential real estate	534	12	531	7
HELOC	-	-	-	-
Consumer	-	-	-	-
Totals:
Commercial & industrial	$1,275	$44	$1,226	$19
Commercial real estate - owner occupied	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$259	$10	$259	$3
Agricultural	$-	$-	$-	$-
Residential real estate	$2,599	$68	$2,586	$34
HELOC	$19	$1	$19	$-
Consumer	$20	$1	$20	$-

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

During the six months ended June 30, 2020, the Company had no new TDR activity.

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

On March 27, 2020, President Trump signed the CARES Act, which extends the duration of loan forbearance (deferral) agreements beyond the current three-month period before a loan is considered to be a troubled debt restructure. As of June 30, 2020 the Company had approved 262 loan deferral requests for clients with a total dollar amount of $153.3 million.

NOTE 6 – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

The Company acquired loans in the acquisition of The Edon State Bank Company of Edon, Ohio, effective June 5, 2020. None of the transferred loans had evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would be collected.

The following table presents the carrying amount of the acquired loans included in the balance sheet as of June 30, 2020:

($ in thousands)	June 30, 2020
Commercial & industrial	$1,629
Commercial real estate - owner occupied	-
Commercial real estate - nonowner occupied	627
Agricultural	10,227
Residential real estate	3,632
Home equity line of credit (HELOC)	-
Consumer	195

Total loans	$16,310

Accretable yield, or income expected to be collected as of June 30, 2020 is $.4 million.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.3 billion at June 30, 2020 and $1.2 billion at December 31, 2019. Contractually specified servicing fees of approximately $1.5 million and $1.4 million were included in mortgage loan servicing fees in the consolidated income statement for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2020	2019

Carrying amount, January 1	$11,017	$11,365
Mortgage servicing rights capitalized during the year	2,622	1,011
Mortgage servicing rights amortization during the year	(2,171)	(714)
Net change in valuation allowance	(3,300)	(1,398)
Carrying amount, June 30	$8,168	$10,264

Valuation allowance:
January 1	$1,306	$212
Increase	3,300	1,398

June 30	$4,606	$1,610

NOTE 8 – GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The acquisition of The Edon State Bank Company of Edon, Ohio, on June 5, 2020 and the purchase of an Ohio- based Title agency through a newly-formed, wholly-owned subsidiary, SBFG Title, LLC, on March 15, 2019 resulted in approximately $4.3 million and $1.4 million respectively, in goodwill.

Due to the impact of COVID-19 on the economy and the banking industry, the Company evaluated goodwill as of June 30,2020. This evaluation determined that no triggering event had occurred since the last goodwill impairment test was conducted.

A summary of the activity in goodwill is presented below:

	Six Months Ended
	June 30, 2020	June 30, 2019
($ in thousands)	Carrying Amount	Carrying Amount

Beginning balance	$17,792	$16,353
Acquired goodwill	4,325	1,439

Ending balance	$22,117	$17,792

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. Impairment exists when the carrying value of goodwill exceeds its fair value.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
($ in thousands)	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$92,019	$9,833	$82,826	$2,846
IRLCs	59,293	392	16,347	55
Total contracts	$151,312	$10,225	$99,173	$2,901

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$92,019	$(9,833)	$82,826	$(2,846)
Forward contracts	70,500	(392)	22,000	(32)
Total contracts	$162,519	$(10,225)	$104,826	$(2,878)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the six months ended June 30, 2020 and 2019.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2020	2019
Interest rate swap contracts	Other income	$228	$161
Interest rate swap contracts	Other expense	-	-
IRLCs	Gain on sale of mortgage loans & OMSR	337	(23)
Forward contracts	Gain on sale of mortgage loans & OMSR	(360)	(70)

The following table shows the offsetting of financial assets and derivative assets at June 30, 2020 and December 31, 2019.

	Gross amounts	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	of recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2020
Interest rate swaps	$9,833	$-	$9,833	$-	$-	$9,833

December 31, 2019
Interest rate swaps	$2,901	$55	$2,846	$-	$-	$2,846

The following table shows the offsetting of financial liabilities and derivative liabilities at June 30, 2020 and December 31, 2019.

	Gross amounts	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	of recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2020
Interest rate swaps	$9,833	$-	$9,833	$-	$9,534	$299

December 31, 2019
Interest rate swaps	$2,901	$55	$2,846	$-	$3,242	$(396)

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	June 30, 2020	December 31, 2019

Securities Sold Under Repurchase Agreements	$23,826	$12,945
Totals	$23,826	$12,945

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. These securities have various maturity dates from 2022 through 2044. As of June 30, 2020, these repurchase agreements were secured by agency securities and mortgage-backed securities with corresponding liabilities of $8.9 million and $15.4 million, respectively. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window by pledging either securities or loans as collateral, which as of June 30, 2020 had none drawn. At June 30, 2020, the Company had $82.7 million in available collateral, of which none was pledged.

The Company participated in the Paycheck Protection Program (“PPP”) and has the ability to borrow from the Federal Reserve’s special purpose Paycheck Protection Program Liquidity Facility (“PPPLF”) for additional funding. At June 30, 2020 there were no borrowings from the PPPLF.

At June 30, 2020 and December 31, 2019, the Company had $41.0 million in federal funds lines, of which none were drawn.

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES

The FHLB advances were secured by $154.5 million in mortgage loans at June 30, 2020. Advances, at interest rates from 1.84 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at June 30, 2020 were:

($ in thousands)	Debt
2020	$5,000
2021	2,500
2022	3,000
2023	2,500
Total	$13,000

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of June 30, 2020 and December 31, 2019 was $10.3 million, with a maturity date of September 15, 2035.

NOTE 13 – FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019.

($ in thousands)	Fair Values at 06/30/2020	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$7,185	$-	$7,185	$-
Mortgage-backed securities	84,932	-	84,932	-
State and political subdivisions	12,172	-	12,172	-
Interest rate contracts - assets	9,833	-	9,833	-
Interest rate contracts - liabilities	(9,833)	-	(9,833)	-
Forward contracts	(392)	(392)	-	-
IRLCs	392	-	-	392

($ in thousands)	Fair Values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,202	$-	$12,202	$-
Mortgage-backed securities	78,182	-	78,182	-
State and political subdivisions	10,564	-	10,564	-
Interest rate contracts - assets	2,846	-	2,846	-
Interest rate contracts - liabilities	(2,846)	-	(2,846)	-
Forward contracts	(32)	(32)	-	-
IRLCs	55	-	-	55

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2020 and December 31, 2019.

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

($ in thousands)	Fair values at 06/30/2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,457	$-	$-	$2,457
Mortgage servicing rights	8,168	-	-	8,168
IRLCs	392	-	-	392

($ in thousands)	Fair values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,527	$-	$-	$2,527
Mortgage servicing rights	5,084	-	-	5,084
IRLCs	55	-	-	55

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at	Valuation		Range (weighted-
($ in thousands)	6/30/2020	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$2,457	Market comparable properties	Comparability adjustments (%)	0 - 30% (23)%

Mortgage servicing rights	8,168	Discounted cash flow	Discount Rate	8.71%
			Constant prepayment rate	18.43%
IRLCs	392	Discounted cash flow	P&I earnings credit	0.18%
			T&I earnings credit	0.30%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (weighted-
($ in thousands)	12/31/2019	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$2,527	Market comparable properties	Comparability adjustments (%)	2 - 62% (28)%

Mortgage servicing rights	5,084	Discounted cash flow	Discount Rate	9.36%
			Constant prepayment rate	10.19%
IRLCs	55	Discounted cash flow	P&I earnings credit	1.78%
			T&I earnings credit	1.93%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2020 as compared to December 31, 2019.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2020 and December 31, 2019.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2020 and December 31, 2019 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
June 30, 2020	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$85,661	$85,661	$85,661	$-	$-
Interest bearing time deposits	10,542	10,542	10,542	-	-
Loans held for sale	13,742	14,316	-	14,316	-
Loans, net of allowance for loan losses	891,534	883,035	-	-	883,035
Federal Reserve and FHLB Bank stock, at cost	4,837	4,837	-	4,837	-
Interest receivable	4,272	4,272	-	4,272	-

Financial liabilities
Deposits	$990,587	$993,662	$733,747	$259,915	$-
Short term borrowings	23,826	23,826	-	23,826	-
FHLB advances	13,000	13,352	-	13,352	-
Trust preferred securities	10,310	7,692	-	7,692	-
Interest payable	929	929	-	929	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2019	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,064	$27,064	$27,064	$-	$-
Loans held for sale	7,258	7,419	-	7,419	-
Loans, net of allowance for loan losses	816,755	804,808	-	-	804,808
Federal Reserve and FHLB Bank stock, at cost	4,648	4,648	-	4,648	-
Interest receivable	3,106	3,106	-	3,106	-

Financial liabilities
Deposits	$840,219	$840,272	$582,466	$257,806	$-
Repurchase agreements	12,945	12,945	-	12,945	-
FHLB advances	16,000	16,149	-	16,149	-
Trust preferred securities	10,310	9,201	-	9,201	-
Interest payable	1,191	1,191	-	1,191	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan (the “2008 Plan” and, together with the 2017 Plan, the “Plans”). The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 57,219 shares had been granted under the plan as of June 30, 2020.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in the first six months of 2020.

A summary of stock option activity under the Company’s plans as of June 30, 2020 and changes during the quarter then ended, is presented below:

($ in thousands - except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	28,250	$6.98
Granted	-	-
Exercised	(26,950)	6.98
Forfeited	-	-
Expired	(1,300)	6.98

Outstanding, June 30, 2020	-	-	-	-

Exercisable, June 30, 2020	-	$-	-	$-

All stock options included in the table above were granted under the 2008 Plan. These shares had an expiration date of February 17, 2020. During the first six months, the 26,950 option shares exercised had a total intrinsic value of $0.3 million and the cash received from these exercised options was $0.2 million. The tax benefit from these transactions was immaterial. On February 17, 2020, the remaining 1,300 unexercised option shares expired. As of June 30, 2020, there were no outstanding or exercisable options remaining, and no unrecognized compensation cost related to stock option awards granted under the 2008 Plan.

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

As of June 30, 2020, there was $0.57 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the Plans which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of restricted stock activity under the Company’s plans as of June 30, 2020 and changes during the quarter then ended, is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, December 31, 2019	43,741	$17.41

Granted	16,442	19.57
Vested	(17,426)	16.45
Forfeited	(750)	16.05

Nonvested, June 30, 2020	42,007	$18.67

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at June 30, 2020, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry including impacts from the COVID-19 pandemic on local, national and global economic conditions as well as the various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; potential litigation or other risks related to participation in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”); changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under the heading “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

State Bank Insurance, LLC (“SBI”) is an Ohio corporation and a wholly-owned subsidiary of State Bank incorporated in June of 2010. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank.

SBFG Title, LLC (“SBFG Title”) is an Ohio corporation that was formed in March 2019. SBFG Title engages in the sale of title insurance services.

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

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Net Income: Net income for the second quarter of 2020 was $3.7 million compared to net income of $2.6 million for the second quarter of 2019, an increase of 39 percent. Earnings per diluted share (EPS) of $0.47 were up 42 percent from EPS of $0.33 for the second quarter of 2019. During the quarter, the Company incurred a temporary impairment of $1.1 million to its mortgage servicing rights and expensed $1.2 million for costs related to the Edon acquisition. The quarterly results include 26 days of earnings from the Edon acquisition.

The impact of the COVID-19 pandemic has continued to constrain our ability to grow our revenue as we have reduced our outside calling efforts. In response, we have actively participated in the Paycheck Protection Program (“PPP”) and have disbursed nearly $83 million to small business clients. In addition, the Company has approved over $195 million in loan deferrals to clients. Anticipated further government action will impact our consolidated financial results during the remainder of 2020 although specific details cannot be determined at this time.

Provision for Loan Losses: The second quarter provision for loan losses was $1.3 million compared to $0.2 million for the year-ago quarter. Net charge-offs for the quarter were $0.24 million compared to $0.02 million for the year-ago quarter. Total delinquent loans ended the quarter at $5.4 million, or 0.60 percent of total loans, which is down $0.1 million from the prior year. The Company set aside additional loan loss reserves due to the unknown future impact of COVID-19 on our client base.

Asset Quality Review – For the Period Ended ($ in thousands)	June 30, 2020	June 30, 2019
Net charge-offs – QTD/YTD	$244/$641	$15/$62
Nonaccruing loans	6,534	3,106
Accruing Trouble Debt Restructures	804	814
Nonaccruing and restructured loans	7,338	3,920
OREO / OAO	382	530
Nonperforming assets	7,720	4,450
Nonperforming assets/Total assets	0.64%	0.43%
Allowance for loan losses/Total loans	1.11%	1.02%
Allowance for loan losses/Nonperforming loans	136.4%	211.9%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $17.5 million for the second quarter of 2020, an increase of $5.0 million, or 40 percent, from the $12.5 million generated during the second quarter of 2019. The Edon acquisition, which closed June 5, 2020, added $0.1 million in revenue for the second quarter of 2020.

Net interest income was $8.9 million, which is up $0.04 million from the prior year second quarter’s $8.8 million. The Company’s earning assets increased $158.8 million, coupled with a 93 basis point decrease in the yield on earning assets. The net interest margin (FTE) for the second quarter of 2020 was 3.32 percent compared to 3.88 percent for the second quarter of 2019. The margin was impacted by the $82.7 million in PPP loans outstanding at June 30, 2020, with a coupon rate of 1.0 percent. The Company booked $0.3 million in deferred fees and $0.2 million in interest income in the quarter related to these PPP loans. Funding costs for interest bearing liabilities for the second quarter of 2020 were 0.89 percent compared to 1.28 percent for the prior year second quarter.

Noninterest income was $8.6 million for the second quarter of 2020, which was up $4.9 million from the prior year second quarter’s $3.7 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.1 million and wealth management revenue was $0.8 million. Impairment of our mortgage servicing rights reduced noninterest income by $1.1 million in the quarter. Our title agency contributed revenue of $0.6 million in the second quarter of 2020, up $0.3 million from the prior year. Noninterest income as a percentage of average assets for the second quarter of 2020 was 2.95 percent compared to 1.45 percent for the prior year second quarter.

State Bank originated $223.7 million of mortgage loans for the second quarter of 2020, of which $204.6 million was sold with the remainder in loans held for investment. This compares to $98.5 million for the second quarter of 2019, of which $71.0 million was sold with the remainder in loans held for investment. The significant increase in volume from the prior year was the result of lower interest rates that drove higher re-finance volume. These second quarter 2020 originations and subsequent sales resulted in $8.1 million of gains, up $6.4 million from the gains for the second quarter of 2019. Net mortgage banking revenue was $6.2 million for the second quarter of 2020 compared to $1.2 million for the second quarter of 2019. The 2020 second quarter included a $1.1 million negative valuation impairment on our mortgage servicing rights compared to a negative impairment of $0.7 million for the second quarter of 2019, due to increased prepayment speeds and expected higher default rates due to COVID-19 concerns.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2020 was $11.7 million, which was up $2.6 million compared to $9.1 million in the prior-year second quarter. The second quarter of 2020 included higher commission and incentives on mortgage sales of $0.8 million and the expenses from our title agency of $0.4 million, which was up $0.11 million from the prior year. Included in the second quarter 2020 expense total was $1.4 million in costs related to the acquisition of Edon.

Income Taxes: Income taxes for the second quarter of 2020 were $0.9 million (effective rate 19.2 percent) compared to $0.6 million (effective rate 18.3 percent) for the second quarter of 2019. The higher tax expense was driven by higher earnings.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Net Income: Net income for the first six months of 2020 was $4.3 million compared to net income of $4.9 million for the first six months of 2019, a decrease of 10.7 percent. Earnings per diluted share (EPS) for the period of $0.56 were down 8.2 percent from EPS of $0.61 for the prior year six-month period.

Provision for Loan Losses: The provision for loan losses for the first six months of 2020 was $1.9 million compared to $0.2 million for the prior year first six months. Net charge offs for the period were $0.6 million compared to net charge offs of $0.06 million for the prior year six month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $28.2 million for the first six months of 2020, an increase of $4.3 million, or 18.2 percent, from the $23.9 million generated during the 2019 first six months.

Net interest income was $17.4 million, which is up $0.2 million from net interest income of $17.2 million for the prior year first six months. The Company’s earning assets increased $158.8 million, and had a 93 basis point decrease in the yield on earning assets for the first six months of 2020. The net interest margin (FTE) for the first six months of 2020 was 3.40 percent compared to 3.84 percent for the first six months of 2019. Funding cost for interest bearing liabilities for the first six months of 2020 were 1.00 percent compared to 1.24 percent for the prior year first six months.

Noninterest income was $10.8 million for the 2020 first six months, which is up $4.1 million from noninterest income of $6.7 million for the prior year first six months. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.2 million, compared to $0.5 million for the same period in 2019. For the first six months, the Company had a mortgage servicing rights impairment of $3.3 million.

State Bank originated $325.0 million of mortgage loans during the first six months of 2020, of which $289.1 million of loans were sold with the remainder of loans held for investment. These levels were up 117 percent and 153 percent, respectively, as compared to the prior year first six months.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2020 was $21.1 million, which is up $3.3 million compared to $17.7 million in the prior year first six months. The increase in noninterest expenses compared to the prior year was due to increased mortgage commission, expenses for SBFG Title and $1.2 million in Edon merger expenses.

Income Taxes: Income taxes for the first six months of 2020 were $0.9 million (effective rate 17.1 percent) compared to $1.1 million (effective rate 18.1 percent) for the first six months of 2019.

Changes in Financial Condition

Total assets at June 30, 2020 were $1,202.9 million, an increase of $164.4 million or 15.8 percent since December 2019 year end. Total loans, net of unearned income, were $901.5 million as of June 30, 2020, up $76.0 million from year-end, an increase of 9.2 percent. Total PPP balances added $82.9 million to our total loans at June 30, 2020.

Total deposits at June 30, 2020 were $990.6 million, an increase of $150.4 million or 17.9 percent since 2019 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $36.8 million at June 30, 2020. This is up from year-end when borrowed funds totaled $28.9 million due to an increase in REPOs. Total equity for the Company of $137.9 million now stands at 11.5 percent of total assets compared to the December 31, 2019 level of $136.1 million and 13.1 percent of total assets. The reduction in equity is due to the acquisition of Edon partially offset by net income.

The allowance for loan loss of $10.0 million is up $1.3 million from the December 2019 year end level. The allowance to loan level is 1.11 percent, which is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of June 30, 2020, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2020 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of June 30, 2020 and December 31, 2019 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

			For Capital		To Be Well Capitalized Under
			Adequacy		Prompt Corrective
($ in thousands)	Actual		Purposes		Action Procedures
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital to average assets	$117,385	10.36%	$45,329	4.0%	$56,662	5.0%
Tier I Common equity capital to risk-weighted assets	117,385	11.97%	44,117	4.5%	63,725	6.5%
Tier I Capital to risk-weighted assets	117,385	11.97%	58,823	6.0%	78,430	8.0%
Total Risk-based capital to risk-weighted assets	127,398	12.99%	78,430	8.0%	98,038	10.0%

As of December 31, 2019
Tier I Capital to average assets	$116,884	11.36%	$41,165	4.0%	$51,456	5.0%
Tier I Common equity capital to risk-weighted assets	116,884	12.46%	42,204	4.5%	60,962	6.5%

Tier I Capital to risk-weighted assets	116,884	12.46%	56,273	6.0%	75,030	8.0%
Total Risk-based capital to risk-weighted assets	125,639	13.40%	75,030	8.0%	93,788	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the June 30, 2020 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $214.2 million at June 30, 2020, compared to $135.3 million at December 31, 2019.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $619.0 million at June 30, 2020 and $610.9 million at December 31, 2019, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2020, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2020 and 2019 follows.

The Company experienced negative cash flows from operating activities for the six months ended June 30, 2020 and positive cash flows from operating activities for the six months ended June 30, 2019. Net cash used by operating activities was $.3 million for the six months ended June 30, 2020 and net cash provided by operating activities was $.8 million for the six months ended June 30, 2019. Highlights for the current year include $289.1 million in proceeds from the sale of loans, which is up $172.1 million from the prior year. Originations of loans held for sale was a use of cash of $287.9 million, which is up from the prior year by $168.3 million. For the six months ended June 30, 2020, there was a gain on sale of loans of $10.3 million, and depreciation and amortization of $0.9 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2020 and June 30, 2019. Net cash flows used in investing activities was $43.8 million for the six months ended June 30, 2020 and $39.0 million for the six months ended June 30, 2019. Highlights for the six months ended June 30, 2020 include net cash provided from the acquisition of Edon of $16.2 million. Purchases of available-for-sale securities was $61.9 million, which is up $53.1 million from the prior year. These cash payments were offset by $61.8 million in proceeds from maturities and sales of securities, which is up $52.8 million from the prior six-month period. The Company experienced a $60.5 million increase in loans, which is up $17.9 million from the prior year six-month period.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2020 and June 30, 2019. Net cash flow provided by financing activities was $102.8 million for the six months ended June 30, 2020 and $32.6 million for the six months ended June 30, 2019. Highlights for the current period include a $109.8 million increase in transaction deposits for the six months ended June 30, 2020, which is up $105.6 from the prior year. Certificates of deposit decreased by $10.5 million in the current year compared to an increase of $32.6 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of June 30, 2020 and December 31, 2019 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis as of June 30, 2020 and only the minus 100 and minus 200 basis point rate change was included in this analysis as of December 31, 2019. The results of this analysis are reflected in the following tables for June 30, 2020 and December 31, 2019.

Economic Value of Equity

June 30, 2020

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$239,815	$66,927	38.71%
+300 basis points	226,285	53,397	30.89%
+200 basis points	211,294	38,406	22.21%
+100 basis points	193,783	20,895	12.09%
Base Case	172,888	-	-
-100 basis points	146,777	(26,111)	-15.10%

Economic Value of Equity

December 31, 2019

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$222,686	$26,861	13.72%
+300 basis points	218,252	22,427	11.45%
+200 basis points	212,838	17,013	8.69%
+100 basis points	205,405	9,580	4.89%
Base Case	195,825	-	-
-100 basis points	180,152	(15,673)	-8.00%
-200 basis points	156,430	(39,395)	-20.12%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $619.0 million were pledged to meet FHLB collateralization requirements as of June 30, 2020. Based on the current collateralization requirements of the FHLB, the Company had approximately $116.5 million of additional borrowing capacity at June 30, 2020. The Company also had $39.7 million in unpledged securities available to pledge for additional borrowings.

The Company’s contractual obligations as of June 30, 2020 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $13.0 million and Trust Preferred Securities of $10.3 million. Total time deposits at June 30, 2020 were $256.8 million, of which $70.2 million mature beyond one year.

In addition, as of June 30, 2020, the Company had commitments to sell mortgage loans totaling $78.2 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by the risk factors included in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for te quarter ended March 31, 2020.

The following information supplements our risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), State Bank is subject to additional risks of litigation from its customers or other parties regarding State Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. State Bank has participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes State Bank to risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. State Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached State Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against State Bank and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

State Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by State Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by State Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from State Bank.

Operational impacts from the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

In response to COVID-19, the Company has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. Reduced workforces which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in office environment, could result in an adverse impact to the Company’s operations and financial performance. Employees with health conditions putting them at higher risk of adverse effects from COVID-19 are working remotely. The Company is encouraging virtual meetings and conference calls in place of in-person meetings, including the annual shareholders meeting which was held via teleconference this year. Additionally, travel has been restricted. The Company is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces. State Bank’s financial service location lobbies have been closed for periods of time except for advance appointments only. Branch drive-ups, call center, ATMs and online/mobile banking services continue to operate and are the preferred option of service. Even with the precautions undertaken, the continued spread or prolonged impact of COVID-19 could negatively impact the availability of key personnel or significant numbers of the Company’s staff, who are necessary to conduct the Company’s business.

Further, technology in employees’ homes may not be as robust as in the Company’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of the Company’s information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of the Company’s ability to perform critical functions, including wiring funds, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt operations and the operations of any impacted customers.

The Company also relies on many third parties in business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan originations could be delayed due to the limited availability of real estate appraisers for the underlying collateral. Loan closings could be delayed due to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, and mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect the Company’s operations.

The Company may be exposed to increased interest rate risk as a result of the COVID-19 pandemic.

The Company’s net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase the Company’s funding costs and negatively affect market risk mitigation strategies. Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of the Company’s assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on the Company’s net income, results of operations and financial condition. Low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest the Company earns on loans and other earning assets, while also likely requiring the Company to pay to maintain its deposits with the Federal Reserve. The Company’s systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. The Company cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on the Company’s activities and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

The Company announced on June 21, 2019, a share repurchase program authorizing the repurchase of up to 400,000 common shares of the Company through December 31, 2019. On February 7, 2020, the Company announced that its board of directors has authorized the extension of the Company’s share repurchase program through December 31, 2020. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended June 30, 2020.

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/01/20 - 04/30/20	46,046	$13.69	46,046	44,716
05/01/20 - 05/31/20	44,716	15.09	44,716	-
06/01/20 - 06/30/20	-	0.00	-	-
Total	90,762	$14.38	90,762	-

On July 21, 2020, the Company announced a new share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2021.

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

SB FINANCIAL GROUP, INC.

Date: August 7, 2020	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer