Form 10-Q
period 2020-09-30
SB FINANCIAL GROUP, INC.
filed 2020-11-09
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	SBFG	The NASDAQ Stock Market, LLC
7,546,804 Outstanding at November 9, 2020		(NASDAQ Capital Market)

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

Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
($ in thousands)	(unaudited)	(audited)
Assets
Cash and due from banks	$94,641	$27,064
Interest bearing time deposits	8,956	-
Available-for-sale securities	130,315	100,948
Loans held for sale	13,943	7,258
Loans, net of unearned income	885,850	825,510
Allowance for loan losses	(11,793)	(8,755)
Premises and equipment, net	23,785	23,385
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,303	4,648
Foreclosed assets held for sale, net	76	305
Interest receivable	4,159	3,106
Goodwill	22,091	17,792
Cash value of life insurance	17,453	17,221
Mortgage servicing rights	8,535	11,017
Other assets	14,927	9,078

Total assets	$1,218,241	$1,038,577

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$225,003	$158,357
Interest bearing demand	164,248	131,084
Savings	169,474	119,359
Money market	204,862	173,666
Time deposits	250,428	257,753
Total deposits	1,014,015	840,219

Short term borrowings	20,710	12,945
Federal Home Loan Bank advances	8,000	16,000
Trust preferred securities	10,310	10,310
Interest payable	946	1,191
Other liabilities	22,913	21,818
Total liabilities	1,076,894	902,483

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Common stock, no par value; (authorized 10,000,000 shares; 2020 - 8,180,712 shares issued, 2019 - 8,180,712 shares issued)	54,463	54,463
Additional paid-in capital	14,782	15,023
Retained earnings	80,012	72,704
Accumulated other comprehensive income	2,221	659
Treasury stock, at cost; (2020 - 599,440 common shares, 2019 - 417,785 common shares)	(10,131)	(6,755)
Total shareholders’ equity	141,347	136,094
Total liabilities and shareholders’ equity	$1,218,241	$1,038,577

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

	Three Months Ended		Nine Months Ended
($ in thousands, except per share data)	September 30,		September 30,
	2020	2019	2020	2019
Interest Income
Loans
Taxable	$10,179	$10,607	$29,919	$30,216
Tax exempt	47	82	185	217
Securities
Taxable	494	776	1,696	2,489
Tax exempt	87	81	246	273
Total interest income	10,807	11,546	32,046	33,195

Interest Expense
Deposits	1,423	2,258	4,852	6,268
Repurchase agreements & other	12	22	60	65
Federal Home Loan Bank advance expense	59	101	251	301
Trust preferred securities expense	54	107	204	331
Total interest expense	1,548	2,488	5,367	6,965

Net Interest Income	9,259	9,058	26,679	26,230
Provision for loan losses	1,800	300	3,700	500

Net interest income after provision for loan losses	7,459	8,758	22,979	25,730

Noninterest Income
Wealth management fees	839	775	2,382	2,292
Customer service fees	730	729	2,079	2,049
Gain on sale of mortgage loans & OMSR	8,085	2,495	18,153	5,365
Mortgage loan servicing fees, net	(169)	8	(4,101)	(731)
Gain on sale of non-mortgage loans	119	462	330	1,005
Title insurance income	517	400	1,391	727
Net gain on sale of securities	-	-	-	206
Loss on sale/disposal of assets	(52)	1	(178)	(6)
Other income	349	496	1,138	1,150
Total noninterest income	10,418	5,366	21,194	12,057

Noninterest Expense
Salaries and employee benefits	6,995	5,715	18,841	15,922
Net occupancy expense	736	656	2,109	1,928
Equipment expense	888	688	2,368	2,064
Data processing fees	586	499	2,422	1,430
Professional fees	695	571	2,676	1,837
Marketing expense	137	239	486	724
Telephone and communications	142	118	379	345
Postage and delivery expense	96	89	307	254
State, local and other taxes	331	243	847	745
Employee expense	155	199	432	588
Other expenses	574	483	1,536	1,397
Total noninterest expense	11,335	9,500	32,403	27,234

Income before income tax	6,542	4,624	11,770	10,553

Provision for income taxes	1,292	862	2,184	1,938

Net income	$5,250	$3,762	$9,586	$8,615

Preferred share dividends	$-	$233	$-	$720

Net income available to common shareholders	$5,250	$3,529	$9,586	$7,895

Basic earnings per common share	$0.69	$0.55	$1.25	$1.22

Diluted earnings per common share	$0.69	$0.48	$1.25	$1.08

Average common shares outstanding (in thousands):
Basic:	7,607	6,397	7,700	6,459
Diluted:	7,607	7,876	7,700	7,955

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
($ in thousands)	2020	2019	2020	2019
Net income	$5,250	$3,762	$9,586	$8,615
Other comprehensive income (loss):
Available for sale investment securities:
Unrealized holding gain (loss) arising in the period	(125)	125	1,977	2,045
Related tax expense (benefit)	26	(26)	(415)	(429)
Less: Reclassification for gain realized in income	-	-	-	(206)
Related tax expense	-	-	-	42
Net effect on other comprehensive income	(99)	99	1,562	1,452
Total comprehensive income	$5,151	$3,861	$11,148	$10,067

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2020	$-	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094
Net income				681			681
Other comprehensive income					1,390		1,390
Dividends on common, $0.095 per share				(744)			(744)
Restricted stock vesting			(225)			225	-
Stock options exercised			(253)			441	188
Repurchased stock						(1,814)	(1,814)
Stock based compensation expense			110				110
Balance, March 31, 2020	$-	$54,463	$14,655	$72,641	$2,049	$(7,903)	$135,905
Net income				3,655			3,655
Other comprehensive income					271		271
Dividends on common, $0.10 per share				(770)			(770)
Repurchased stock						(1,305)	(1,305)
Stock based compensation expense			125				125
Balance, June 30, 2020	$-	$54,463	$14,780	$75,526	$2,320	$(9,208)	$137,881
Net income				5,250			5,250
Other comprehensive loss					(99)		(99)
Dividends on common, $0.10 per share				(764)			(764)
Restricted stock vesting			(82)			82	-
Repurchased stock						(1,005)	(1,005)
Stock based compensation expense			84				84
Balance, September 30, 2020	$-	$54,463	$14,782	$80,012	$2,221	$(10,131)	$141,347

Balance, January 1, 2019	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435
Net income				2,226			2,226
Other comprehensive income					676		676
Conversion of preferred to common	(1)	1					-
Stock reissue for purchase of Peak Title			22			117	139
Dividends on common, $0.085 per share				(556)			(556)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(208)			208	-
Stock options exercised			(10)			21	11
Repurchased stock						(1,294)	(1,294)
Stock based compensation expense			113				113
Balance, March 31, 2019	$13,978	$40,486	$15,143	$65,438	$124	$(3,663)	$131,506
Net income				2,627			2,627
Other comprehensive income					677		677
Dividends on common, $0.900 per share				(586)			(586)
Dividends on preferred, $0.1625 per share				(243)			(243)
Stock options exercised			(24)			43	19
Repurchased stock						(203)	(203)
Stock based compensation expense			140				140
Balance, June 30, 2019	$13,978	$40,486	$15,259	$67,236	$801	$(3,823)	$133,937
Net income				3,762			3,762
Other comprehensive income					99		99
Common stock issuance	(737)	737					-
Dividends on common, $0.900 per share				(581)			(581)
Dividends on preferred, $0.1625 per share				(233)			(233)
Restricted stock vesting			(113)			113	-
Stock options exercised			(20)			36	16
Repurchased stock						(2,847)	(2,847)
Stock based compensation expense			93				93
Balance, September 30, 2019	$13,241	$41,223	$15,219	$70,184	$900	$(6,521)	$134,246

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Operating Activities
Net Income	$9,586	$8,615
Items not requiring (providing) cash
Depreciation and amortization	1,440	1,386
Provision for loan losses	3,700	500
Expense of share-based compensation plan	319	346
Amortization of premiums and discounts on securities	415	213
Amortization of intangible assets	28	6
Amortization of originated mortgage servicing rights	3,479	1,415
Impairment of mortgage servicing rights	2,974	1,398
Proceeds from sale of loans held for sale	455,305	244,716
Originations of loans held for sale	(447,575)	(249,061)
Gain from sale of loans	(18,483)	(6,370)
Loss (gain) on sales of assets	177	5
Net change in foreclosed assets	-	6
Net gains on sales of securities	-	(206)
Changes in
Interest receivable	(1,053)	(354)
Other assets	(5,570)	(5,598)
Interest payable & other liabilities	627	6,636

Net cash provided by operating activities	5,369	3,653

Investing Activities
Purchases of available-for-sale securities	(98,020)	(8,840)
Proceeds from maturities of interest bearing time deposits	2,586	-
Proceeds from maturities of available-for-sale securities	71,578	17,237
Proceeds from sales of available-for-sale securities	-	7,375
Net change in loans	(44,814)	(51,171)
Purchase of premises, equipment	(1,586)	(2,047)
Proceeds from sales of premises, equipment	-	8
Purchase of bank owned life insurance	-	(50)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(538)	(525)
Proceeds from sale of foreclosed assets	445	146
Net cash and cash equivalents (paid) received in acquisition	16,263	(2,600)

Net cash used in investing activities	(54,086)	(40,467)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	139,626	18,725
Net increase (decrease) in certificates of deposit	(16,883)	26,677
Net increase (decrease) in short term borrowings	7,765	(525)
Proceeds from Federal Home Loan Bank advances	-	8,000
Repayment of Federal Home Loan Bank advances	(8,000)	(8,000)
Net proceeds from share-based compensation plans	188	46
Stock repurchase plan	(4,124)	(4,344)
Issuance of common shares	-	139
Dividends on common shares	(2,278)	(1,723)
Dividends on preferred shares	-	(720)

Net cash provided by financing activities	116,294	38,275

Increase in cash and cash equivalents	67,577	1,461

Cash and cash equivalents, beginning of period	27,064	48,363

Cash and cash equivalents, end of period	$94,641	$49,824

Supplemental cash flow information
Interest paid	$5,612	$6,483
Income taxes paid	$2,715	$4,230
Fair value of assets acquired - premises and equipment (Peak Title)	$-	$1,161

Supplemental non-cash disclosure
Initial recognition of right-of-use lease assets	$-	$293
Transfer of loans to foreclosed assets	$207	$517

In conjunction with the Edon acquisition, liabilities assumed were:
Fair value of assets acquired	$66,795	$-
Cash paid in acquisition	(15,519)	$-
Liabilities assumed	$51,276	$-

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). RDSI is presently inactive and has had no material operations or employees since January 1, 2018. In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), which is inactive, and State Bank Insurance, LLC (“SBI”).

In June 2020, the Company acquired Edon Bancorp (“Edon”) and its subsidiary, The Edon State Bank Company of Edon, Ohio. This acquisition was completed effective June 5, 2020, and the acquisition resulted in an increase in goodwill, which is detailed in Note 8. The business combination summary is detailed in Note 3.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of results for the complete year.

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

New and applicable accounting pronouncements:

ASU No. 2017-04: Intangibles – Goodwill and Other (Topic 350)

This ASU simplifies the test for goodwill impairment. Specifically, these amendments eliminate Step 2 from the goodwill impairment test, and also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company has decided to adopt this ASU immediately, and management does not believe the changes will have a material effect on the Company’s accounting and disclosures.

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

ASU No. 2020-01: Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323 and Topic 815

This guidance was issued in January 2020 to clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective beginning after December 15, 2020. The Company is currently assessing the impact on its accounting and disclosures.

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

On November 15, 2019, the FASB delayed the effective date for certain small public companies and other private companies. As the Company is currently a smaller reporting company, the amendment will delay the effective date of ASU No. 2016-13 to the fiscal year beginning January 1, 2023.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2020 or 2019. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below:

	Three Months Ended Sep. 30,
($ and outstanding shares in thousands - except per share data)	2020	2019

Distributed earnings allocated to common shares	$764	$581
Undistributed (in excess of) earnings allocated to common shares	4,482	2,944

Net earnings allocated to common shares	5,246	3,525
Net earnings allocated to participating securities	4	4
Dividends on convertible preferred shares	-	233

Net Income allocated to common shares and participating securities	$5,250	$3,762

Weighted average shares outstanding for basic earnings per share	7,607	6,397
Dilutive effect of stock compensation	-	34
Dilutive effect of convertible shares	-	1,445

Weighted average shares outstanding for diluted earnings per share	7,607	7,876

Basic earnings per common share	$0.69	$0.55

Diluted earnings per common share	$0.69	$0.48

	Nine Months Ended Sep. 30,
($ and outstanding shares in thousands - except per share data)	2020	2019

Distributed earnings allocated to common shares	$2,278	$1,723
Undistributed earnings allocated to common shares	7,296	6,159

Net earnings allocated to common shares	9,574	7,882
Net earnings allocated to participating securities	12	13
Dividends on convertible preferred shares	-	720

Net Income allocated to common shares and participating securities	$9,586	$8,615

Weighted average shares outstanding for basic earnings per share	7,700	6,459
Dilutive effect of stock compensation	-	36
Dilutive effect of preferred convertible shares	-	1,460

Weighted average shares outstanding for diluted earnings per share	7,700	7,955

Basic earnings per common share	$1.25	$1.22

Diluted earnings per common share	$1.25	$1.08

NOTE 3 – BUSINESS COMBINATION

Effective June 5, 2020, the Company acquired Edon Bancorp and its subsidiary, The Edon State Bank Company of Edon, Ohio. Edon Bancorp was headquartered in Edon, Ohio and had one retail banking office. The Edon State Bank was merged with and into State Bank, with State Bank surviving. Under the terms of the merger agreement, shareholders of Edon received fixed consideration of $103.50 in cash for each share of Edon common stock for total consideration of $15.5 million. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

In accordance with ASC 805, the Company expensed approximately $1.2 million of direct acquisition costs during the three months ended June 30, 2020, and no additional merger expense was recorded in the three months ended September 30, 2020. The $1.2 million in merger expense is split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $4.3 million of goodwill and $0.7 million of intangible assets in the second quarter of 2020. The Company was able to increase both its deposit and loan base and acquire new households in a new market. It is expected that this transaction will result in business synergies and economies of scale. The acquisition was consistent with the Company’s strategy to expand its presence in Northwest Ohio and to increase profitability by introducing existing products and services to the acquired customer base. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

The following table summarizes the fair value of the total consideration transferred as part of the acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction based on assumptions that are subject to change as management continues to evaluate relevant information as it becomes available. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, relevant information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recorded in the reporting period in which the adjustment amounts are determined. Potential adjustments, if any, will be related to assets that may have changes to valuation amounts that were not readily determinable at acquisition date.

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

Pro Forma Financial Information

The results of operations of Edon Bancorp have been included in the Company’s consolidated financial statements since the acquisition date of June 5, 2020. The following schedule includes the pro forma results for the three and nine months ended September 30, 2020 and 2019, as if the Edon acquisition had occurred as of the beginning of the reporting periods presented. The acquisition added less than $0.1 million in revenue and earnings to the Company for the three months and nine months ended September 30, 2020.

	Three Months Ended
Summary of Operations ($ in thousands)	Sep. 2020	Sep. 2019

Net interest income	$9,259	$9,424
Provision for loan losses	1,800	306

Net interest income after provision	$7,459	$9,118

Non interest income	10,418	5,394
Non interest expense	11,335	9,776

Income before income taxes	$6,542	$4,736
Income tax expense*	1,292	886

Net income	$5,250	$3,850
Preferred share dividends	-	233

Net income to common shareholders	$5,250	$3,617

Basic earnings per share	$0.69	$0.57
Diluted earnngs per share	$0.69	$0.49

*	Income tax expense for Edon calculated using a 21% statuatory rate

	Nine Months Ended
Summary of Operations ($ in thousands)	Sep. 2020	Sep. 2019

Net interest income	$27,178	$27,340
Provision for loan losses	3,700	506

Net interest income after provision	$23,478	$26,834

Non interest income	21,238	12,145
Non interest expense	33,474	28,043

Income before income taxes	$11,242	$10,936
Income tax expense*	2,073	2,018

Net income	$9,169	$8,918
Preferred share dividends	-	487

Net income to common shareholders	$9,169	$8,431

Basic earnings per share	$1.19	$1.31
Diluted earnngs per share	$1.19	$1.12

*	Income tax expense for Edon calculated using a 21% statuatory rate

Note 4 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2020 and December 31, 2019 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
September 30, 2020	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$6,555	$312	$-	$6,867
Mortgage-backed securities	107,356	1,898	(61)	109,193
State and political subdivisions	11,093	663	(1)	11,755
Other corporate securities	2,500	-	-	2,500

Totals	$127,504	$2,873	$(62)	$130,315

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$12,023	$181	$(2)	$12,202
Mortgage-backed securities	77,892	492	(202)	78,182
State and political subdivisions	10,199	366	(1)	10,564
Other corporate securities	-	-	-	-

Totals	$100,114	$1,039	$(205)	$100,948

The amortized cost and fair value of securities available for sale at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
($ in thousands)	Cost	Fair Value

Within one year	$757	$763
Due after one year through five years	6,433	6,603
Due after five years through ten years	6,995	7,282
Due after ten years	5,963	6,474
	20,148	21,122

Mortgage-backed securities	107,356	109,193

Totals	$127,504	$130,315

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $45.1 million at September 30, 2020 and $34.8 million at December 31, 2019. The fair value of securities delivered for repurchase agreements was $24.9 million at September 30, 2020 and $19.5 million at December 31, 2019.

There were no realized gains and losses from sales of available-for-sale securities for the nine months ended September 30, 2020, and $0.2 million in realized gains for the nine months ended September 30, 2019.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $23.3 million at September 30, 2020, and $38.8 million at December 31, 2019, which was approximately 18 and 38 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019 are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	22,474	(57)	750	(4)	23,224	(61)
State and political subdivisions	96	(1)	-	-	96	(1)
Other corporate securities	-	-	-	-	-	-

Totals	$22,570	$(58)	$750	$(4)	$23,320	$(62)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$872	$(1)	$2,598	$(1)	$3,470	$(2)
Mortgage-backed securities	30,692	(157)	4,264	(45)	34,956	(202)
State and political subdivisions	339	(1)	-	-	339	(1)
Other corporate securities	-	-	-	-	-	-

Totals	$31,903	$(159)	$6,862	$(46)	$38,765	$(205)

The total unrealized loss in the securities portfolio was $0.06 million as of September 30, 2020 compared to a $0.2 million unrealized loss at December 31, 2019. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of September 30, 2020.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Categories of loans at September 30, 2020 and December 31, 2019 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	September 2020	December 2019	September 2020	December 2019

Commercial & industrial	$218,833	$151,047	$1,140	$1,772
Commercial real estate - owner occupied	107,128	98,488	1,450	1,362
Commercial real estate - nonowner occupied	264,651	268,294	1,025	464
Agricultural	57,437	50,994	-	-
Residential real estate	178,485	193,159	2,481	1,635
Home equity line of credit (HELOC)	47,003	48,070	296	249
Consumer	14,421	14,738	17	18
Total loans	$887,958	$824,790	$6,409	$5,500

Net deferred costs (fees)	$(2,108)	$720

Total loans, net deferred costs (fees)	$885,850	$825,510

Allowance for loan losses	$(11,793)	$(8,755)

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

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and September 30, 2019, and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2020, December 31, 2019 and September 30, 2019.

($ in thousands)
For the Three Months Ended September 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$2,844	$3,604	$504	$2,278	$783	$10,013
Charge offs	-	-	-	-	(32)	(32)
Recoveries	10	-	-	1	1	12
Provision	342	911	46	258	243	1,800
Ending balance	$3,196	$4,515	$550	$2,537	$995	$11,793

For the Nine Months Ended September 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,883	$3,602	$434	$2,203	$633	$8,755
Charge offs	(582)	-	-	(37)	(67)	(686)
Recoveries	15	-	-	3	6	24
Provision	1,880	913	116	368	423	3,700
Ending balance	$3,196	$4,515	$550	$2,537	$995	$11,793

For the Three Months Ended September 30, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,378	$3,448	$509	$2,287	$684	$8,306
Charge offs	(95)	-	-	(23)	(10)	(128)
Recoveries	7	-	-	1	6	14
Provision (credit)	103	72	(16)	128	13	300
Ending balance	$1,393	$3,520	$493	$2,393	$693	$8,492

For the Nine Months Ended September 30, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,435	$2,923	$482	$2,567	$760	$8,167
Charge offs	(143)	-	-	(23)	(42)	(208)
Recoveries	8	-	-	2	23	33
Provision (credit)	93	597	11	(153)	(48)	500
Ending balance	$1,393	$3,520	$493	$2,393	$693	$8,492

Loans Receivable at September 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$1	$-	$-	$167	$3	$171
Ending balance:
collectively evaluated for impairment	$3,195	$4,515	$550	$2,370	$992	$11,622

Totals	$3,196	$4,515	$550	$2,537	$995	$11,793

Loans:
Ending balance:
individually evaluated for impairment	$1,117	$2,341	$-	$3,239	$136	$6,833
Ending balance:
collectively evaluated for impairment	$217,716	$369,438	$57,437	$175,246	$61,288	$881,125

Totals	$218,833	$371,779	$57,437	$178,485	$61,424	$887,958

Loans Receivable at December 31, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$511	$147	$-	$68	$-	$726
Ending balance:
collectively evaluated for impairment	$1,372	$3,455	$434	$2,135	$633	$8,029

Totals	$1,883	$3,602	$434	$2,203	$633	$8,755

Loans:
Ending balance:
individually evaluated for impairment	$1,722	$1,558	$-	$2,274	$31	$5,585
Ending balance:
collectively evaluated for impairment	$149,325	$365,224	$50,994	$190,885	$62,777	$819,205

Totals	$151,047	$366,782	$50,994	$193,159	$62,808	$824,790

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of September 30, 2020 and December 31, 2019.

($ in thousands) September 30, 2020	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$216,293	$105,400	$261,953	$57,427	$174,776	$46,646	$14,394	$876,889
Special Mention (5)	776	-	286	-	-	-	-	1,062
Substandard (6)	1,009	278	1,387	10	3,678	357	27	6,746
Doubtful (7)	755	1,450	1,025	-	31	-	-	3,261
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$218,833	$107,128	$264,651	$57,437	$178,485	$47,003	$14,421	$887,958

December 31, 2019	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$147,667	$96,836	$265,839	$50,994	$190,438	$47,787	$14,706	$814,267
Special Mention (5)	597	-	543	-	-	-	-	1,140
Substandard (6)	1,444	290	1,663	-	2,689	283	32	6,401
Doubtful (7)	1,339	1,362	249	-	32	-	-	2,982
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$151,047	$98,488	$268,294	$50,994	$193,159	$48,070	$14,738	$824,790

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2020 and December 31, 2019.

			Greater Than			Total
($ in thousands) September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Loans Receivable

Commercial & industrial	$73	$31	$780	$884	$217,949	$218,833
Commercial real estate - owner occupied	-	-	1,450	1,450	105,678	107,128
Commercial real estate - nonowner occupied	42	197	834	1,073	263,578	264,651
Agricultural	-	10	-	10	57,427	57,437
Residential real estate	-	755	1,371	2,126	176,359	178,485
HELOC	127	90	125	342	46,661	47,003
Consumer	29	21	9	59	14,362	14,421
Total Loans	$271	$1,104	$4,569	$5,944	$882,014	$887,958

			Greater Than			Total
December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Loans Receivable

Commercial & industrial	$64	$-	$312	$376	$150,671	$151,047
Commercial real estate - owner occupied	-	-	-	-	98,488	98,488
Commercial real estate - nonowner occupied	-	-	215	215	268,079	268,294
Agricultural	13	-	-	13	50,981	50,994
Residential real estate	309	415	644	1,368	191,791	193,159
HELOC	166	91	56	313	47,757	48,070
Consumer	65	93	14	172	14,566	14,738
Total Loans	$617	$599	$1,241	$2,457	$822,333	$824,790

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

The following tables present impaired loan information as of and for the nine months ended September 30, 2020 and 2019, and for the twelve months ended December 31, 2019:

($ in thousands) Nine Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
September 30, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$925	$1,721	$-	$1,886	$34
Commercial real estate - owner occupied	1,362	1,362	-	1,362	-
Commercial real estate - nonowner occupied	979	979	-	1,051	14
Agricultural	-	-	-	-	-
Residential real estate	1,228	1,294	-	1,634	70
HELOC	57	57		64	3
Consumer	9	9	-	13	1
With a specific allowance recorded:
Commercial & industrial	192	249	1	249	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	2,011	2,048	167	2,056	10
HELOC	70	70	3	84	4
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$1,117	$1,970	$1	$2,135	$34
Commercial real estate - owner occupied	$1,362	$1,362	$-	$1,362	$-
Commercial real estate - nonowner occupied	$979	$979	$-	$1,051	$14
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$3,239	$3,342	$167	$3,690	$80
HELOC	$127	$127	$3	$148	$7
Consumer	$9	$9	$-	$13	$1

Three Months Ended September 30, 2020	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$1,860	$10
Commercial real estate - owner occupied	1,362	-
Commercial real estate - nonowner occupied	1,051	6
Agricultural	-	-
Residential real estate	1,619	20
HELOC	60	1
Consumer	11	-
With a specific allowance recorded:
Commercial & industrial	249	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	-	-
Agricultural	-	-
Residential real estate	2,051	10
HELOC	82	1
Consumer	-	-
Totals:
Commercial & industrial	$2,109	$10
Commercial real estate - owner occupied	$1,362	$-
Commercial real estate - nonowner occupied	$1,051	$6
Agricultural	$-	$-
Residential real estate	$3,670	$30
HELOC	$142	$2
Consumer	$11	$-

($ in thousands) Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$722	$1,092	$-	$1,377	$114
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	196	197	-	259	21
Agricultural	-	-	-	-	-
Residential real estate	1,621	1,687	-	2,001	106
HELOC	16	16		18	1
Consumer	15	15	-	19	1
With a specific allowance recorded:
Commercial & industrial	1,000	1,000	511	823	49
Commercial real estate - owner occupied	1,362	1,362	147	1,362	38
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	653	653	68	666	31
HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$1,722	$2,092	$511	$2,200	$163
Commercial real estate - owner occupied	$1,362	$1,362	$147	$1,362	$38
Commercial real estate - nonowner occupied	$196	$197	$-	$259	$21
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,274	$2,340	$68	$2,667	$137
HELOC	$16	$16	$-	$18	$1
Consumer	$15	$15	$-	$19	$1

	Nine Months Ended		Three Months Ended
September 30, 2019	Average Recorded	Interest Income	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$1,432	$76	$1,202	$22
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	259	15	259	5
Agricultural	-	-	-	-
Residential real estate	1,808	74	1,793	24
HELOC	19	1	17	-
Consumer	20	1	18	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-
Agricultural	-	-	-	-
Residential real estate	538	19	533	6
HELOC	-	-	-	-
Consumer	-	-	-	-
Totals:
Commercial & industrial	$1,432	$76	$1,202	$22
Commercial real estate - owner occupied	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$259	$15	$259	$5
Agricultural	$-	$-	$-	$-
Residential real estate	$2,346	$93	$2,326	$30
HELOC	$19	$1	$17	$-
Consumer	$20	$1	$18	$-

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

During the nine months ended September 30, 2020, the Company had no new TDR activity.

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

On March 27, 2020, President Trump signed the CARES Act, which extends the duration of loan forbearance (deferral) agreements beyond the current three-month period before a loan is considered to be a troubled debt restructure. As of September 30, 2020, the Company had approved 26 loan deferral requests for clients with a total dollar amount of $38.4 million, which do not constitute TDR’s as a result of the CARES act.

NOTE 6 – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

The Company acquired loans in the acquisition of The Edon State Bank Company of Edon, Ohio, effective June 5, 2020. None of the acquired loans had evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would be collected.

The following table presents the carrying amount of the acquired loans included in the balance sheet as of September 30, 2020:

($ in thousands)	September 30, 2020
Commercial & industrial	$1,716
Commercial real estate - owner occupied	-
Commercial real estate - nonowner occupied	518
Agricultural	9,968
Residential real estate	3,277
Home equity line of credit (HELOC)	-
Consumer	181
Total loans	$15,660

Accretable yield, or income expected to be collected as of September 30, 2020 is $0.4 million.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.3 billion at September 30, 2020 and $1.2 billion at December 31, 2019. Contractually specified servicing fees of approximately $2.4 million and $2.1 million were included in mortgage loan servicing fees in the consolidated income statement for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2020	2019

Carrying amount, January 1	$11,017	$11,365
Mortgage servicing rights capitalized during the year	3,971	1,895
Mortgage servicing rights amortization during the year	(3,479)	(1,415)
Net change in valuation allowance	(2,974)	(1,398)
Carrying amount, September 30	$8,535	$10,447

Valuation allowance:
January 1	$1,306	$212
Increase	2,974	1,398
September 30	$4,280	$1,610

NOTE 8 – GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The acquisition of The Edon State Bank Company of Edon, Ohio, on June 5, 2020, and the purchase of an Ohio- based title agency through a newly-formed, wholly-owned subsidiary, SBFG Title, LLC, on March 15, 2019 resulted in approximately $4.3 million and $1.4 million, respectively, in goodwill.

A summary of the activity in goodwill is presented below:

	Nine Months Ended
	September 30, 2020	September 30, 2019
($ in thousands)	Carrying Amount	Carrying Amount

Beginning balance	$17,792	$16,353
Acquired goodwill	4,325	1,439
Measurement period adjustments	(26)	-

Ending balance	$22,091	$17,792

Goodwill is not amortized but is evaluated for impairment annually as of December 31, or more frequently if events or circumstances that indicate an impairment may exist.. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less that its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of September 30, 2020. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. No events or circumstances since the September 30, 2020 impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$88,509	$9,169	$82,826	$2,846
IRLCs	62,795	290	16,347	55
Total contracts	$151,304	$9,459	$99,173	$2,901

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$88,509	$(9,169)	$82,826	$(2,846)
Forward contracts	71,500	(197)	22,000	(32)
Total contracts	$160,009	$(9,366)	$104,826	$(2,878)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the nine months ended September 30, 2020 and 2019.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2020	2019
Interest rate swap contracts	Other income	$282	$394
Interest rate swap contracts	Other expense	-	-
IRLCs	Gain on sale of mortgage loans & OMSR	235	(215)
Forward contracts	Gain on sale of mortgage loans & OMSR	(165)	199

The following table shows the offsetting of financial assets and derivative assets at September 30, 2020 and December 31, 2019.

	Gross	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2020
Interest rate swaps	$9,169	$-	$9,169	$-	$-	$9,169

December 31, 2019
Interest rate swaps	$2,901	$55	$2,846	$-	$-	$2,846

The following table shows the offsetting of financial liabilities and derivative liabilities at September 30, 2020 and December 31, 2019.

	Gross	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
September 30, 2020
Interest rate swaps	$9,169	$-	$9,169	$1,155	$8,241	$(227)

December 31, 2019
Interest rate swaps	$2,901	$55	$2,846	$-	$3,242	$(396)

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	September 30, 2020	December 31, 2019

Securities Sold Under Repurchase Agreements	$20,710	$12,945
Totals	$20,710	$12,945

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. These securities have various maturity dates from 2022 through 2044. As of September 30, 2020, these repurchase agreements were secured by agency securities and mortgage-backed securities with corresponding liabilities of $10.8 million and $14.1 million, respectively. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window by pledging either securities or loans as collateral. As of September 30, 2020, there was no collateral pledged or borrowings drawn at the Discount Window.

The Company participated in the Paycheck Protection Program (“PPP”) and also has the ability to borrow from the Federal Reserve’s special purpose Paycheck Protection Program Liquidity Facility (“PPPLF”) for additional funding. At September 30, 2020, there were no borrowings from the PPLF.

At September 30, 2020 and December 31, 2019, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES

The FHLB advances were secured by $150.1 million in mortgage loans at September 30, 2020. Advances, at interest rates from 2.77 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at September 30, 2020 were:

($ in thousands)	Debt
2021	2,500
2022	3,000
2023	2,500
Total	$8,000

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of September 30, 2020 and December 31, 2019 was $10.3 million, with a maturity date of September 15, 2035.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019.

($ in thousands)	Fair Values at 09/30/2020	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,867	$-	$6,867	$-
Mortgage-backed securities	109,193	-	109,193	-
State and political subdivisions	11,755	-	11,755	-
Other corporate securities	2,500	-	2,500	-
Interest rate contracts - assets	9,169	-	9,169	-
Interest rate contracts - liabilities	(9,169)	-	(9,169)	-
Forward contracts	(197)	(197)	-	-
IRLCs	290	-	-	290

($ in thousands)	Fair Values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,202	$-	$12,202	$-
Mortgage-backed securities	78,182	-	78,182	-
State and political subdivisions	10,564	-	10,564	-
Interest rate contracts - assets	2,846	-	2,846	-
Interest rate contracts - liabilities	(2,846)	-	(2,846)	-
Forward contracts	(32)	(32)	-	-
IRLCs	55	-	-	55

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2020 and December 31, 2019.

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

($ in thousands)	Fair values at 09/30/2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,604	$-	$-	$3,604
Mortgage servicing rights	8,535	-	-	8,535
IRLCs	290	-	-	290

($ in thousands)	Fair values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,527	$-	$-	$2,527
Mortgage servicing rights	5,084	-	-	5,084
IRLCs	55	-	-	55

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at			Range (weighted-
($ in thousands)	9/30/2020	Valuation technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$3,604	Market comparable properties	Comparability adjustments (%)	0 - 30% (21%)
Mortgage servicing rights	8,535	Discounted cash flow	Discount Rate	8.44%
			Constant prepayment rate	18.42%
IRLCs	290	Discounted cash flow	P&I earnings credit	0.15%
			T&I earnings credit	0.22%
			Inflation for cost of servicing	1.50%

	Fair Value at			Range (weighted-
($ in thousands)	12/31/2019	Valuation technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$2,527	Market comparable properties	Comparability adjustments (%)	2 - 62% (28%)
Mortgage servicing rights	5,084	Discounted cash flow	Discount Rate	9.36%
			Constant prepayment rate	10.19%
IRLCs	55	Discounted cash flow	P&I earnings credit	1.78%
			T&I earnings credit	1.93%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2020 as compared to December 31, 2019.

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

Loans

The estimated fair value of loans as of September 30, 2020 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors.

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2020 and December 31, 2019.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2020 and December 31, 2019 and are not considered significant to this presentation.

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

($ in thousands)	Carrying		Fair value measurements using
September 30, 2020	amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$94,641	$94,641	$94,641	$-	$-
Interest bearing time deposits	8,956	8,956	8,956	-	-
Loans held for sale	13,943	14,507	-	14,507	-
Loans, net of allowance for loan losses	874,057	866,131	-	-	866,131
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	4,159	4,159	-	4,159	-

Financial liabilities
Deposits	$1,014,015	$1,016,552	$763,587	$252,965	$-
Short term borrowings	20,710	20,710	-	20,710	-
FHLB advances	8,000	8,316	-	8,316	-
Trust preferred securities	10,310	8,261	-	8,261	-
Interest payable	946	946	-	946	-

($ in thousands)	Carrying		Fair value measurements using
December 31, 2019	amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,064	$27,064	$27,064	$-	$-
Loans held for sale	7,258	7,419	-	7,419	-
Loans, net of allowance for loan losses	816,755	804,808	-	-	804,808
Federal Reserve and FHLB Bank stock, at cost	4,648	4,648	-	4,648	-
Interest receivable	3,106	3,106	-	3,106	-

Financial liabilities
Deposits	$840,219	$840,272	$582,466	$257,806	$-
Repurchase agreements	12,945	12,945	-	12,945	-
FHLB advances	16,000	16,149	-	16,149	-
Trust preferred securities	10,310	9,201	-	9,201	-
Interest payable	1,191	1,191	-	1,191	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan (the “2008 Plan” and, together with the 2017 Plan, the “Plans”). The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 56,324 shares had been granted under the plan as of September 30, 2020.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in the first nine months of 2020.

A summary of stock option activity under the Company’s plans as of September 30, 2020 and changes during the quarter then ended, is presented below:

($ in thousands - except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	28,250	$6.98
Granted	-	-
Exercised	(26,950)	6.98
Forfeited	-	-
Expired	(1,300)	6.98

Outstanding, September 30, 2020	-	-	-	-

Exercisable, September 30, 2020	-	$-	-	$-

All stock options included in the table above were granted under the 2008 Plan. These shares had an expiration date of February 17, 2020. During the first nine months, the 26,950 option shares exercised had a total intrinsic value of $0.3 million and the cash received from these exercised options was $0.2 million. The tax benefit from these transactions was immaterial. On February 17, 2020, the remaining 1,300 unexercised option shares expired. As of September 30, 2020, there were no outstanding or exercisable options remaining, and no unrecognized compensation cost related to stock option awards granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the Plans. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2019, the Company met certain performance targets under the LTI Plan and a total of 16,442 shares of restricted stock were approved and issued in February of 2020. The compensation cost charged against income for the LTI Plan was $0.3 million, with a total income tax benefit recognized in the income statement of $0.07 million.

As of September 30, 2020, there was $0.47 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the Plans which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

A summary of restricted stock activity under the Company’s plans as of September 30, 2020 and changes during the quarter then ended, is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, December 31, 2019	43,741	$17.41

Granted	16,442	19.57
Vested	(22,426)	17.17
Forfeited	(1,839)	17.61

Nonvested, September 30, 2020	35,918	$18.53

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at September 30, 2020, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry including impacts from the COVID-19 pandemic on local, national and global economic conditions as well as the various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; potential litigation or other risks related to participation in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”); changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under the heading “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Net Income: Net income for the third quarter of 2020 was $5.3 million compared to net income of $3.8 million for the third quarter of 2019, an increase of 40 percent. Earnings per diluted share (EPS) of $0.69 were up 45 percent from EPS of $0.48 for the third quarter of 2019. During the quarter, the Company recaptured temporary impairment of $0.3 million on its mortgage servicing rights. The quarterly results include a full quarter of earnings from the Edon acquisition.

The impact of the COVID-19 pandemic has continued to constrain our ability to grow our revenue as we have reduced our outside calling efforts. In response, we have actively participated in the Paycheck Protection Program (“PPP”) and have disbursed nearly $83 million in PPP loans to small business clients. In addition, the Company has approved $38.4 million in loan deferrals to clients, with an additional $42.3 million in deferrals for sold mortgages in connection with the impacts related to the COVID-19 pandemic. Anticipated further government action will impact our consolidated financial results during the remainder of 2020 although specific details cannot be determined at this time.

Provision for Loan Losses: The third quarter provision for loan losses was $1.8 million, compared to $0.3 million for the year-ago quarter as the Company set aside additional loan loss reserves due to the unknown future impact of COVID-19 on our client base. Net charge-offs for the quarter were $0.02 million compared to $0.11 million for the year-ago quarter. Total delinquent loans ended the quarter at $5.9 million, or 0.66 percent of total loans, which is up $3.9 million from the prior year.

Asset Quality Review – For the Period Ended

	Sep. 30,	Sep. 30,
($ in thousands)	2020	2019
Net charge-offs – QTD/YTD	$20/$662	$114/$175
Nonaccruing loans	6,409	3,275
Accruing Trouble Debt Restructures	789	825
Nonaccruing and restructured loans	7,198	4,100
OREO / OAO	76	489
Nonperforming assets	7,274	4,589
Nonperforming assets/Total assets	0.60%	0.44%
Allowance for loan losses/Total loans	1.33%	1.03%
Allowance for loan losses/Nonperforming loans	163.8%	207.1%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $19.7 million for the third quarter of 2020, an increase of $5.3 million, or 36 percent, from the $14.4 million generated during the third quarter of 2019.

Net interest income was $9.3 million, which is up $0.2 million from the prior year third quarter’s $9.1 million. The Company’s earning assets increased $163.0 million, coupled with a 102 basis point decrease in the yield on earning assets. The net interest margin (FTE) for the third quarter of 2020 was 3.41 percent compared to 3.93 percent for the third quarter of 2019. The margin was impacted by the $82.1 million in PPP loans outstanding at September 30, 2020, with a coupon rate of 1.0 percent. The Company booked $0.4 million in deferred fees and $0.2 million in interest income in the quarter related to these PPP loans. Funding costs for interest bearing liabilities for the third quarter of 2020 were 0.75 percent compared to 1.33 percent for the prior year third quarter.

Noninterest income was $10.4 million for the third quarter of 2020, which was up $5.0 million from the prior year third quarter’s $5.4 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.1 million and wealth management revenue was $0.8 million. Recapture of prior impairment to our mortgage servicing rights increased noninterest income by $0.3 million in the quarter. Our title agency contributed revenue of $0.5 million in the third quarter of 2020, up $0.1 million from the prior year. Noninterest income as a percentage of average assets for the third quarter of 2020 was 3.42 percent compared to 2.06 percent for the prior year third quarter.

State Bank originated $200.2 million of mortgage loans for the third quarter of 2020, of which $166.2 million was sold with the remainder in loans held for investment. This compares to $157.9 million for the third quarter of 2019, of which $125.4 million was sold with the remainder in loans held for investment. The significant increase in volume from the prior year was the result of lower interest rates that drove higher re-finance volume. These third quarter 2020 originations and subsequent sales resulted in $8.1 million of gains, up $5.6 million from the gains for the third quarter of 2019. Net mortgage banking revenue was $7.9 million for the third quarter of 2020 compared to $2.5 million for the third quarter of 2019. The 2020 third quarter included a $0.3 million positive valuation recapture on our mortgage servicing rights compared to no impairment for the third quarter of 2019, due to increased prepayment speeds and expected higher default rates due to COVID-19 concerns.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2020 was $11.3 million, which was up $1.8 million compared to $9.5 million in the prior-year third quarter. The third quarter of 2020 included higher commission and incentives on mortgage sales of $0.3 million and the expenses from our title agency of $0.3 million, which was up $0.11 million from the prior year. The operational expenses for the acquired Edon operations were also included in the quarter.

Income Taxes: Income taxes for the third quarter of 2020 were $1.3 million (effective rate 19.7 percent) compared to $0.9 million (effective rate 18.6 percent) for the third quarter of 2019. The higher tax expense was driven by higher earnings.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Net Income: Net income for the first nine months of 2020 was $9.6 million compared to net income of $8.6 million for the first nine months of 2019, an increase of $1.0 million or 11.3 percent. Earnings per diluted share (EPS) for the period of $1.25 were up 15.3 percent from EPS of $1.08 for the prior year nine-month period.

Provision for Loan Losses: The provision for loan losses for the first nine months of 2020 was $3.7 million compared to $0.5 million for the prior year first nine months. Net charge offs for the period were $0.7 million compared to net charge offs of $0.2 million for the prior year nine-month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $47.9 million for the first nine months of 2020, an increase of $9.6 million, or 25.0 percent, from the $38.3 million generated during the 2019 first nine months.

Net interest income was $26.7 million, which is up $0.5 million from net interest income of $26.2 million for the prior year first nine months. The Company’s earning assets increased $139.6 million, and had a 80 basis point decrease in the yield on earning assets for the first nine months of 2020. The net interest margin (FTE) for the first nine months of 2020 was 3.41 percent compared to 3.87 percent for the first nine months of 2019. Funding cost for interest bearing liabilities for the first nine months of 2020 were 0.91 percent compared to 1.27 percent for the prior year first nine months.

Noninterest income was $21.2 million for the 2020 first nine months, which is up $9.1 million from noninterest income of $12.1 million for the prior year first nine months. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.3 million, compared to $1.0 million for the same period in 2019. For the first nine months, the Company had a mortgage servicing rights impairment of $3.0 million.

State Bank originated $525.2 million of mortgage loans during the first nine months of 2020, of which $455.3 million of loans were sold with the remainder of loans held for investment. These levels were up 71 percent and 90 percent, respectively, as compared to the prior year first nine months.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2020 was $32.4 million, which is up $5.2 million compared to $27.2 million in the prior year first nine months. The increase in noninterest expenses compared to the prior year was due to increased mortgage commission, expenses for SBFG Title and $1.2 million in Edon merger expenses.

Income Taxes: Income taxes for the first nine months of 2020 were $2.2 million (effective rate 18.6 percent) compared to $1.9 million (effective rate 18.4 percent) for the first nine months of 2019.

Changes in Financial Condition

Total assets at September 30, 2020 were $1,218.1 million, an increase of $179.5 million or 17.3 percent since December 2019 year end. Total loans, net of unearned income, were $885.9 million as of September 30, 2020, up $60.3 million from year-end, an increase of 7.3 percent. Total PPP balances added $82.1 million to our total loans at September 30, 2020.

Total deposits at September 30, 2020 were $1,014.0 million, an increase of $173.8 million or 20.7 percent since 2019 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $28.7 million at September 30, 2020. This is down from year-end when borrowed funds totaled $28.9 million due to an increase in REPOs, offset by lower FHLB borrowings. Total equity for the Company of $141.3 million now stands at 11.6 percent of total assets compared to the December 31, 2019 level of $136.1 million and 13.1 percent of total assets. The reduction in equity is due to the acquisition of Edon partially offset by net income.

The allowance for loan loss of $11.8 million is up $3.0 million from the December 2019 year end level. The allowance to loan level is 1.33 percent (1.47 percent when adjusted for PPP balances), which is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of September 30, 2020, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2020 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of September 30, 2020 and December 31, 2019 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Tier I Capital to average assets	$118,648	10.43%	$45,508	4.0%	$56,886	5.0%
Tier I Common equity capital to risk-weighted assets	118,648	12.71%	42,004	4.5%	60,672	6.5%

Tier I Capital to risk-weighted assets	118,648	12.71%	56,005	6.0%	74,673	8.0%
Total Risk-based capital to risk-weighted assets	130,317	13.96%	74,673	8.0%	93,342	10.0%

As of December 31, 2019
Tier I Capital to average assets	$116,884	11.36%	$41,165	4.0%	$51,456	5.0%
Tier I Common equity capital to risk-weighted assets	116,884	12.46%	42,204	4.5%	60,962	6.5%

Tier I Capital to risk-weighted assets	116,884	12.46%	56,273	6.0%	75,030	8.0%
Total Risk-based capital to risk-weighted assets	125,639	13.40%	75,030	8.0%	93,788	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the September 30, 2020 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $247.9 million at September 30, 2020, compared to $135.3 million at December 31, 2019.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $606.1 million at September 30, 2020 and $610.9 million at December 31, 2019, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2020, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2020 and 2019 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2020 and September 30, 2019. Net cash provided by operating activities was $5.4 million for the nine months ended September 30, 2020 and $3.7 million for the nine months ended September 30, 2019. Highlights for the current year include $455.3 million in proceeds from the sale of loans, which is up $210.6 million from the prior year. Originations of loans held for sale was a use of cash of $447.6 million, which is up from the prior year by $198.5 million. For the nine months ended September 30, 2020, there was a gain on sale of loans of $18.4 million, and depreciation and amortization of $1.4 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2020 and September 30, 2019. Net cash flows used in investing activities was $54.1 million for the nine months ended September 30, 2020 and $40.5 million for the nine months ended September 30, 2019. Highlights for the nine months ended September 30, 2020 include net cash provided from the acquisition of Edon of $16.3 million. Purchases of available-for-sale securities was $98.0 million, which is up $89.2 million from the prior year. These cash payments were offset by $71.6 million in proceeds from maturities and sales of securities, which is up $54.3 million from the prior nine-month period. The Company experienced a $44.8 million increase in loans, which is down $6.4 million from the prior year nine-month period.

The Company experienced positive cash flows from financing activities for the nine months ended September 30, 2020 and September 30, 2019. Net cash flow provided by financing activities was $116.3 million for the nine months ended September 30, 2020 and $38.3 million for the nine months ended September 30, 2019. Highlights for the current period include a $139.6 million increase in transaction deposits for the nine months ended September 30, 2020, which is up $120.9 million from the prior year. Certificates of deposit decreased by $16.9 million in the current year compared to an increase of $26.7 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of September 30, 2020 and December 31, 2019 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis as of September 30, 2020 and only the minus 100 and minus 200 basis point rate change was included in this analysis as of December 31, 2019. The results of this analysis are reflected in the following tables for September 30, 2020 and December 31, 2019.

Economic Value of Equity September 30, 2020 ($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$238,638	$65,502	37.83%
+300 basis points	225,488	52,352	30.24%
+200 basis points	210,877	37,741	21.80%
+100 basis points	194,041	20,905	12.07%
Base Case	173,136	-	-
-100 basis points	148,313	(24,823)	-14.34%

Economic Value of Equity December 31, 2019 ($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$222,686	$26,861	13.72%
+300 basis points	218,252	22,427	11.45%
+200 basis points	212,838	17,013	8.69%
+100 basis points	205,405	9,580	4.89%
Base Case	195,825	-	-
-100 basis points	180,152	(15,673)	-8.00%
-200 basis points	156,430	(39,395)	-20.12%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $606.1 million were pledged to meet FHLB collateralization requirements as of September 30, 2020. Based on the current collateralization requirements of the FHLB, the Company had approximately $107.8 million of additional borrowing capacity at September 30, 2020. The Company also had $60.3 million in unpledged securities available to pledge for additional borrowings.

The Company’s contractual obligations as of September 30, 2020 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $8.0 million and Trust Preferred Securities of $10.3 million. Total time deposits at September 30, 2020 were $250.4 million, of which $60.5 million mature beyond one year.

In addition, as of September 30, 2020, the Company had commitments to sell mortgage loans totaling $76.8 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by the risk factors included in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

The following information supplements our risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. There have been no material changes to the risk factors presented in those prior Annual and Quarterly Reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

The Company announced on June 21, 2019, a share repurchase program authorizing the repurchase of up to 400,000 common shares of the Company through December 31, 2019. On February 7, 2020, the Company announced that its board of directors had authorized the extension of the Company’s share repurchase program through December 31, 2020. The Company completed the repurchase in May 2020.

On July 21, 2020, the Company announced that its board of directors had approved a new share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2021. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended September 30, 2020.

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
07/01/20 - 07/31/20	-	$0.00	-	-
08/01/20 - 08/31/20	46,491	13.44	46,491	453,509
09/01/20 - 09/30/20	27,026	14.07	27,026	426,483
Total	73,517	$13.67	73,517	426,483

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

SB FINANCIAL GROUP, INC.

Date: November 9, 2020	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer