Form 10-K
period 2020-12-31
SB FINANCIAL GROUP, INC.
filed 2021-03-08
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Non-Accelerated Filer ☒ Smaller Reporting Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $127.5 million.

The number of common shares of the registrant outstanding at February 26, 2021 was 7,389,626.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2020 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 17 of this Annual Report on Form 10-K.

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

State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates 21 banking centers, located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Wood and Williams, and one banking center located in Allen County, Indiana. State Bank also presently operates five loan production offices, located in Franklin, Lucas and Seneca Counties, Ohio, Hamilton County, Indiana and Monroe County, Michigan. At December 31, 2020, State Bank had 238 full-time equivalent employees.

SBFG Title, LLC

SBFG Title, LLC dba Peak Title Agency (“SBFG Title”) was formed as an Ohio limited liability company in March 2019 and purchased all of the assets and real estate of an Ohio-based title agency effective March 15, 2019. At December 31, 2020, SBFG Title, LLC had six full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans and is presently inactive. At December 31, 2020, RFCBC had no employees.

Rurbanc Data Services

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) was formed in 1964 and became an Ohio corporation in June 1976. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”), which was merged into RDSI effective December 31, 2007. Effective January 1, 2018, the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining check and statement processing business operated through the DCM division. As a result of the sale, RDSI is presently inactive and had no material operations or employees at December 31, 2020.

Rurban Mortgage Company

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company and is presently inactive. At December 31, 2020, RMC had no employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2020, SBI had no employees.

SB Captive

SB Captive, Inc. (“SB Captive”) is a Nevada corporation and wholly owned subsidiary of SB Financial Group, Inc. SB Captive is a self-insurance company that provides coverage to State Bank and SB Financial Group. The purpose of the Captive is to mitigate insurance risk by participating in a pool with other banks. At December 31, 2020, SB Captive, Inc. had no employees.

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

The Federal Home Loan Bank (“FHLB”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2020.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including the Company, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including the Company, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

Restrictions on Dividends

There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, and general business conditions, dividends from the Company’s subsidiaries and applicable governmental regulations and policies.

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by State Bank and the Company’s other subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (“ODFI”) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2020, State Bank had $26.9 million of excess earnings over the preceding three years.

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

Affiliate Transactions

The Company and State Bank are separate and distinct legal entities. The FRB’s Regulation W and various other legal limitations restrict State Bank from lending funds to, or engaging in other “covered transactions” with, the Company (or any other affiliate), generally limiting such covered transactions with any one affiliate to 10 percent of State Bank’s capital and surplus and limiting all such covered transactions with all affiliates to 20 percent of State Bank’s capital and surplus. Covered transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to State Bank as those prevailing at the time for transactions with unaffiliated companies.

A bank’s authority to extend credit to executive officers, directors and greater than 10 percent shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the FRB. Among other things, these loans must be made on terms (including interest rates charged and collateral required) that are substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and certain approval procedures must be followed in making loans which exceed specified amounts.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020

In response to the novel COVID-19 pandemic (“COVID-19”), the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and State Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the FRB and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and State Bank. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, on December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law, which, among other things, allowed certain banks to temporarily postpone implementation of the current expected credit loss model (accounting standard), which is described below. The Company is continuing to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which State Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds.

Shortly thereafter, and due to the evolving impact of COVID-19, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020, and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, State Bank continues to monitor legislative, regulatory, and supervisory developments related thereto. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

The CARES Act encouraged the FRB, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities. In April 2020, the Federal Reserve established the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19. On November 19, 2020, Treasury Secretary Steven Mnuchin indicated that he would not reauthorize extending the MSLP past December 31, 2020. However, the FRB extended the program to January 8, 2021, in order to process loans that were submitted on or before December 14, 2020. The program ended on January 8, 2021.

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

Common equity for the common equity tier 1 capital ratio generally includes common stock (plus related surplus), retained earnings, accumulated other comprehensive income (unless an institution elects to exclude such income from regulatory capital), and limited amounts of minority interests in the form of common stock, subject to applicable regulatory adjustments and deductions.

Tier 1 capital generally includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.

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

The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.

In September 2019, the FRB, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%. Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elected to use the CBLR framework (each, a CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well-capitalized ratio requirements. No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provides a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and will return to 9.0% beginning January 1, 2022. This final rule became effective on October 1, 2020. The Company does not intend to elect utilization of the CBLR in assessing capital adequacy and intends to continue to follow existing capital rules.

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

At December 31, 2020, State Bank was in compliance with all of the regulatory capital requirements to which it was subject. For State Bank’s capital ratios, see Note 17 to the Consolidated Financial Statements under Item of 8 of this report (the “Consolidated Financial Statements”).

The FRB has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FRB has less flexibility in determining how to resolve the problems of the institution. In addition, the FRB generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. State Bank’s capital at December 31, 2020, met the standards for the highest capital category, a “well-capitalized” bank.

In April 2015, the FRB issued a final rule which increased the size limitation for qualifying bank holding companies under the FRB’s Small Bank Holding Company Policy Statement from $500 million to $1 billion of total consolidated assets. In August 2018, the FRB issued an interim final rule, as required by the Economic Growth Regulatory Relief, and consumer Protection Act of 2018, to further increase size limitations under the Small Bank Holding Company Policy Statement to $3 billion of total consolidated assets. The Company continues to qualify under the Small Bank Holding Company Policy Statement for exemption from the FRB’s consolidated risk-based capital and leverage rules at the holding company level.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations, which fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2 percent as the Designated Reserve Ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35 percent by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%.The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion (“small bank credits”) beginning September 30, 2019. The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%. State Bank utilized its $0.2 million assessment credit during the [third and fourth quarters of 2019]. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

USA Patriot Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act encourages information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. State Bank has established policies and procedures that State Bank believes comply with the requirements of the Patriot Act.

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

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the FRB and the FDIC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.Public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If State Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

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

Human Capital Resources

At December 31, 2020, we employed 244 full time equivalent employees. Approximately 69% of our team are female with an average tenure for our entire team of 8.80 years. The success of our business is highly dependent on our team members, who provide value to our customers and communities through their dedication to our Value Proposition – “Your lifetime provider of convenient and innovative financial services, delivered by a passionate and caring staff”. We seek to hire a well-qualified team who are a good fit for our organization, and our selection and promotion processes are without bias and include the active recruitment of minorities and women.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets of the Company for the years ending December 31 and includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2020			2019			2018
	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Taxable securities/cash	$185,480	$2,328	1.26%	$95,216	$3,226	3.39%	$85,238	$2,618	3.07%
Non-taxable securities	6,625	333	5.03%	10,108	345	3.41%	11,379	439	3.86%
Loans, net[1]	880,338	39,974	4.54%	809,651	40,829	5.04%	749,055	36,422	4.86%
Total earning assets	1,072,443	42,635	3.98%	914,975	44,400	4.85%	845,672	39,479	4.67%
Cash and due from banks	14,553			47,135			38,990
Allowance for loan losses	(10,165)			(8,370)			(8,361)
Premises and equipment	23,776			23,779			21,795
Other assets	60,789			50,413			49,170
Total assets	$1,161,396			$1,027,932			$947,266

Liabilities
Savings and interest-bearing demand deposits	$492,267	$3,152	0.64%	$427,858	$2,846	0.67%	$401,577	$1,754	0.44%
Time deposits	247,955	2,918	1.18%	262,040	5,814	2.22%	225,467	3,560	1.58%
Repurchase agreements & other	22,832	70	0.31%	15,288	82	0.54%	16,458	37	0.22%
Advances from FHLB	14,186	309	2.18%	16,066	402	2.50%	22,108	460	2.08%
Trust preferred securities	10,310	256	2.48%	10,310	430	4.17%	10,310	401	3.89%
Total interest-bearing liabilities	787,550	6,705	0.85%	731,562	9,574	1.31%	675,920	6,212	0.92%

Demand deposits	211,004			146,401			137,253
Other liabilities	23,645			16,779			12,999
Total liabilities	1,022,199			894,742			826,172
Shareholders’ equity	139,197			133,190			121,094

Total liabilities and shareholders’ equity	$1,161,396			$1,027,932			$947,266

Net interest income (tax equivalent basis)		$35,930			$34,826			$33,267

Net interest income as a percent of average interest-earning assets - GAAP measure			3.35%			3.81%			3.93%

Net interest income as a percent of average interest-earning assets - Non-GAAP measure[2]			3.36%			3.82%			3.95%

-- Computed on a fully tax equivalent basis (FTE)

[1]	Nonaccruing loans and loans held for sale are included in the average balances.
[2]	Interest on tax exempt securities and loans is computed on a tax equivalent basis using a 21 percent statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.15, $0.17 and $0.14 million in 2020, 2019 and 2018, respectively.

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume variance - change in volume multiplied by the previous year’s rate.
●	Rate variance - change in rate multiplied by the previous year’s volume.
●	Rate/volume variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Total
	Variance	Variance Attributable To
($ in thousands)	2020/2019	Volume	Rate
Interest income
Taxable securities	$(898)	$3,058	$(3,956)
Non-taxable securities[1]	(12)	(119)	107
Loans, net of unearned income and deferred fees[1]	(855)	3,565	(4,420)
Total interest income	(1,765)	6,504	(8,269)

Interest expense
Savings and interest-bearing demand deposits	$306	$428	$(122)
Time deposits	(2,896)	(313)	(2,583)
Repurchase agreements & other	(12)	40	(52)
Advances from FHLB	(93)	(48)	(45)
Trust preferred securities	(174)	-	(174)
Total interest expense	(2,869)	107	(2,976)

Net interest income	$1,104	$6,397	$(5,293)

[1]	Interest on non-taxable securities and loans has been adjusted to fully tax equivalent

II.	INVESTMENT PORTFOLIO

A.	The fair value of securities available-for-sale as of December 31 in each of the following years are summarized as follows:

($ in thousands)	2020	2019	2018
U.S. Treasury and government agencies	$6,864	$12,202	$18,670
Mortgage-backed securities	127,761	78,182	60,943
State and political subdivisions	12,275	10,564	11,356
Other corporate securities	2,506	-	-

Totals	$149,406	$100,948	$90,969

B.	The maturity distribution and weighted-average interest rates of securities available-for-sale at December 31, 2020, are set forth in the table below. The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
($ in thousands)	Within One Year	After One Year but within Five Years	After Five Years but within Ten Years	After Ten Years	Total
U.S. Treasury and government agencies	$2,558	$1,057	$3,249	$-	$6,864
Mortgage-backed securities	32	2,966	12,377	112,386	127,761
State and political subdivisions	1,072	2,703	2,658	5,842	12,275
Other corporate securities	-	-	2,506	-	2,506

Total securities by maturity	$3,662	$6,726	$20,790	$118,228	$149,406

Weighted-average yield by maturity[1]	2.85%	2.99%	2.75%	1.59%	1.85%

[1]	Yields are presented on a tax-equivalent basis.

C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer, which exceeded 10 percent of the shareholders’ equity of the Company at December 31, 2020.

III.	LOAN PORTFOLIO

A.	Types of Loans: Total loans on the balance sheet were comprised of the following classifications at December 31 for the years indicated:

($ in thousands)	2020	2019	2018	2017	2016
Loans held for investment (HFI)
Commercial business and agricultural	$260,002	$202,041	$179,053	$153,501	$161,227
Commercial real estate	370,820	366,782	340,791	332,154	284,084
Residential real estate	182,165	193,159	187,104	150,854	142,452
Consumer & other loans	61,157	62,808	64,336	59,619	56,335

Total loans	874,144	824,790	771,284	696,128	644,098

Unearned income	(1,421)	720	599	487	335
Total loans, net of unearned income	$872,723	$825,510	$771,883	$696,615	$644,433

Concentrations of Credit Risk: The Company makes commercial, real estate and installment loans to customers located mainly in the Tri-State region of Ohio, Indiana and Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2020, commercial business and agricultural loans made up approximately 29.6 percent of the loans held for investment (“HFI”) loan portfolio while commercial real estate loans accounted for approximately 42.5 percent of the HFI loan portfolio. Residential first mortgage loans made up approximately 20.9 percent of the HFI loan portfolio and are secured by first mortgages on residential real estate, while consumer loans to individuals made up approximately 7.0 percent of the HFI loan portfolio and are primarily secured by consumer assets.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates: The following tables show the amounts of commercial, business and agricultural loans and commercial real estate loans outstanding as of December 31, 2020, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for loans due after one year (variable-rate loans are those loans with floating or adjustable interest rates).

	Maturing
	Commercial	Commercial
($ in thousands)	Business & Ag.	Real Estate	Total
Within one year	$50,709	$30,370	$81,079
After one year but within five years	108,820	111,556	220,376
After five years	100,473	228,894	329,367

Totals	$260,002	$370,820	$630,822

	Interest Sensitivity
($ in thousands)	Fixed	Variable
	Rate	Rate	Total
Commercial Business & Agricultural
Within one year	$32,494	$18,215	$50,709
Due after one year but within five years	75,580	33,240	108,820
Due after five years	15,163	85,310	100,473

Totals	123,237	136,765	260,002

Commercial RE & Construction
Within one year	8,723	21,647	30,370
Due after one year but within five years	48,988	62,568	111,556
Due after five years	59,040	169,854	228,894

Totals	116,751	254,069	370,820

Total
Within one year	41,217	39,862	81,079
Due after one year but within five years	124,568	95,808	220,376
Due after five years	74,203	255,164	329,367

Totals	$239,988	$390,834	$630,822

C.	Risk Elements:

1.	The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. Loans that are past due 90 days or more as to interest or principal payments are considered for nonaccrual status. The following schedule summarizes nonaccrual, past due, and troubled debt restructured (TDR) loans at December 31 for the years indicated:

($ in thousands)	2020	2019	2018	2017	2016
Loans accounted for on a nonaccrual basis	$6,426	$5,500	$2,906	$2,704	$2,737
Accruing troubled debt restructurings	810	874	928	1,129	1,590

Total nonperforming loans and TDRs	$7,236	$6,374	$3,834	$3,833	$4,327

Listed below is the interest income on impaired and nonaccrual loans greater than $100,000 at December 31 for the years indicated:

($ in thousands)	2020	2019

Cash basis interest income recognized on impaired loans outstanding	$218	$340
Interest income actually recorded on impaired loans and included in net income for the period	167	361
Unrecorded interest income on nonaccrual loans	326	76

2.	As of December 31, 2020, in addition to the $7.2 million of nonperforming loans reported under Item III.C above (which amount includes all loans classified by management as doubtful or loss), there were approximately $12.0 million in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance for loan losses.

3.	Foreign Loans Outstanding

None

4.	Loan Concentrations

At December 31, 2020, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $55.2 million, or 6.3 percent of total HFI loans.

D.	Other Interest Bearing Assets

There were no other interest bearing assets as of December 31, 2020, which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

Management believes the allowance for loan losses at December 31, 2020 was adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	2020	2019	2018	2017	2016
Loans
Loans outstanding at end of period	$872,723	$825,510	$771,883	$696,615	$644,433

Average loans outstanding during period	$880,338	$809,651	$749,055	$660,675	$603,875

Allowance for loan losses
Balance at beginning of period	$8,755	$8,167	$7,930	$7,725	$6,990

Loans charged off:
Commercial business and agricultural	(582)	(143)	(227)	(50)	(135)
Commercial real estate	-	-	(42)	(26)	(241)
Residential real estate	(82)	(53)	(30)	(61)	(20)
Consumer & other loans	(79)	(63)	(108)	(94)	(105)
	(743)	(259)	(407)	(231)	(501)
Recoveries of loans previously charged off:
Commercial business and agricultural	16	9	1	10	420
Commercial real estate	-	1	28	2	5
Residential real estate	40	14	2	6	2
Consumer & other loans	6	23	13	18	59
	62	47	44	36	486
Net loans charged off	(681)	(212)	(363)	(195)	(15)
Provision for loan losses	4,500	800	600	400	750
Balance at end of period	$12,574	$8,755	$8,167	$7,930	$7,725

Ratio of net charge offs to average loans	0.08%	0.03%	0.05%	0.03%	0.00%

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

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans
($ in thousands)	2020		2019		2018		2017		2016
Commercial business and agricultural	$3,570	29.6%	$2,317	24.6%	$1,917	23.3%	$1,328	22.1%	$1,551	25.1%
Commercial real estate	5,451	42.5%	3,602	44.4%	2,923	44.2%	3,779	47.7%	3,321	44.1%
Residential real estate	2,534	20.9%	2,203	23.4%	2,567	24.2%	2,129	21.7%	1,963	22.1%
Consumer & other loans	1,019	7.0%	633	7.6%	760	8.3%	694	8.6%	890	8.7%
Totals	$12,574	100.0%	$8,755	100.0%	$8,167	100.0%	$7,930	100.0%	$7,725	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2020		2019		2018
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest bearing demand deposits	$492,267	0.64%	$427,858	0.67%	$401,577	0.44%
Time deposits	247,955	1.18%	262,040	2.22%	225,467	1.58%
Demand deposits (non interest bearing)	211,004	-	146,401	-	137,253	-
Totals	$951,226		$836,299		$764,297

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2020, are summarized as follows:

($ in thousands)	Amount
Three months or less	$36,639
Over three months through six months	28,948
Over six months and through twelve months	37,780
Over twelve months	36,407

Total	$139,774

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows for the periods ended December 31:

($ in thousands)	2020	2019	2018

Average total assets	$1,161,396	$1,027,932	$947,266
Average shareholders’ equity	$139,197	$133,190	$121,094
Net income	$14,944	$11,973	$11,638
Net income available to common shareholders	$14,944	$11,023	$10,663
Cash dividends declared	$0.40	$0.36	$0.32
Return on average total assets	1.29%	1.16%	1.23%
Return on average shareholders’ equity	10.74%	8.99%	9.61%
Dividend payout ratio[1]	20.54%	23.84%	19.60%
Average shareholders’ equity to average assets	11.99%	12.96%	12.78%

[1]	Cash dividends declared on common shares divided by net income available to common.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings, which are comprised of retail repurchase agreements for the periods noted:

($ in thousands)	2020	2019	2018

Amount outstanding at end of year	$20,189	$12,945	$15,184
Weighted-average interest rate at end of year	0.20%	0.51%	0.49%
Maximum amount outstanding at any month end	$25,600	$22,675	$18,312
Average amount outstanding during the year	$21,794	$15,288	$16,458
Weighted-average interest rate during the year	0.32%	0.54%	0.22%

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors discussed in the Risk Factors below. There is also the risk that the Company’s management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies the Company develops to address them are unsuccessful.

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

Economic, Market and Political Risks:

The economic impact of COVID-19 or any other pandemic could adversely affect our business, financial condition, liquidity, and results of operations.

In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared COVID-19 a national emergency. COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal bank regulatory agencies have encouraged financial institutions to prudently work with affected borrowers, and new legislation has provided relief from reporting loan classifications due to modifications related to COVID-19.

Given the ongoing and dynamic nature of COVID-19, it is difficult to predict the full impact of the outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As of December 31, 2020, we hold and service PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19 has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19 or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and
●	continued adverse economic conditions could result in protracted volatility in the price of our Common Shares.

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession. Our business could be materially and adversely affected by such recession.

To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of collateral securing our loans.

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new U.S. President and changes in the membership of Congress in 2020, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us. Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans. The potential effects of the United Kingdom leaving the European Union (Brexit) on the United States are still unknown. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas, including those resulting from COVID-19, could adversely impact our earnings and cash flows.

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

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. In November 2020, the Federal Reserve Board issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (“USD LIBOR”), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or other alternative benchmarks or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

The Company’s primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, and the Company’s LIBOR-based borrowings (if any). The Company’s contracts generally include a LIBOR term (for example, one month, three month, or one year) plus an incremental margin rate. The Company is working through this transition via a multi-disciplinary project team. We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows.

Risks Related to Our Business Operations:

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

On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss (“CECL”) model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. However, the FASB has deferred the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022. Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations.

We may further experience increased delinquencies, credit losses, and corresponding charges to capital, which could require us to increase our provision for loan losses associated with impacts related to the coronavirus outbreak due to quarantines, market downturns, increased unemployment rates, changes in consumer behavior related to pandemic fears, and related emergency response legislation. We cannot predict the full impact of the coronavirus outbreak or any other future global pandemic on our business, but we may experience increased delinquencies and credit losses as a result of the outbreak. Further, if real estate markets or the economy in general deteriorate (due to the coronavirus outbreak or otherwise), State Bank may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require State Bank to increase its allowance for loan losses in the future, which could have a negative effect on the Company’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

Any significant increase in our allowance for loan losses or loan charge offs, including increases required by applicable regulatory authorities, might have a material adverse effect on the Company’s financial condition and results of operations.

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

Future acquisitions or other expansion may adversely impact our financial condition and results of operations.

In the future, we may acquire other financial institutions or branches or assets of other financial institutions. We may also open new branches, enter into new lines of business, or offer new products or services. Any such acquisition or expansion of our business will involve a number of expenses and risks, which may include some or all of the following:

●	the time and expense associated with identifying and evaluating potential acquisitions or expansions;

●	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target institutions;

●	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

●	any financing required in connection with an acquisition or expansion;

●	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

●	entry into unfamiliar markets and the introduction of new products and services into our existing business;

●	the possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

●	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

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

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The massive breach of the systems of a credit bureau in 2019 presents additional threats as criminals now have more information than ever before about a larger portion of our country’s population, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.

We have implemented security controls to prevent unauthorized access to our computer systems, and we require that our third-party service providers maintain similar controls. However, the Company’s management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. We could also lose revenue if competitors gain access to confidential information about our business operations and use it to compete with us. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.

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

One or more of the third parties utilized by us may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party. Further, the operations of our third-party vendors could fail or otherwise become delayed as a result of COVID-19. Certain of these third parties may have limited indemnification obligations to us in the event of a cybersecurity event or operational disruption, or may not have the financial capacity to satisfy their indemnification obligations.

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

Legislative, Legal and Regulatory Risks:

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

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund and the banking system as a whole, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous change, especially in light of COVID-19 and the stimulus programs issued in connection therewith, and management cannot predict the effect of these changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets held by a financial institution, the adequacy of a financial institution’s allowance for loan losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators have increased their focus on the regulation of the financial services industry. In the last several years, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business and results of operations. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of financial institutions, proposals to reform the housing finance market consider significant changes to Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

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

Risks Related to Our Capital and Common Shares:

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

General Risk Factors:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. State Bank owns this facility, with a portion of the facility utilized as a retail banking center. In addition, State Bank owns the land and buildings occupied by twenty-one of its banking centers and leases one other property used as a banking center. The Company also occupies office space from various parties for loan production and other business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties which are owned by State Bank.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Delaware, Fulton, Franklin, Hancock, Lucas, Paulding, Williams and Wood counties of Ohio; Allen and Hamilton counties of Indiana; and Monroe county of Michigan:

SB Financial Group, Inc. Property List as of December 31, 2020

($ in thousands)	Description/Address	Leased/ Owned	Total Deposits 12/31/20

Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$266,066

Banking Centers/Drive-Thru’s
1419	West High Street, Bryan, OH	Owned	55,266
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	40,370
312	Main Street, Delta, OH	Owned	22,147
4080	West Dublin Granville Road, Dublin, OH	Owned	68,074
201	East Lincoln Street, Findlay, OH	Owned	16,443
408	South Main Street Suite A, Findlay, OH	Leased	-
12832	Coldwater Road, Fort Wayne, IN	Owned	25,742
1232	North Main Street, Bowling Green, OH	Owned	13,513
235	Main Street, Luckey, OH	Owned	36,662
133	East Morenci Street, Lyons, OH	Owned	23,099
930	West Market Street, Lima, OH	Owned	65,239
1201	East Main Street, Montpelier, OH	Owned	46,885
218	North First Street, Oakwood, OH	Owned	25,021
220	North Main Street, Paulding, OH	Owned	63,184
610	East South Boundary Street, Perrysburg, OH	Owned	16,641
119	South State Street, Pioneer, OH	Owned	36,343
6401	Monroe Street, Sylvania, OH	Owned	80,093
311	Main Street, Walbridge, OH	Owned	34,437
101	North Michigan Street, Edon, OH	Owned	53,931
1379	North Shoop Avenue, Wauseon, OH	Owned	59,854

Loan Production Offices
307	North Wayne Street, Angola, IN	Owned	N/A
10100	Lantern Road, Suite 240, Fishers, IN	Leased	N/A
94	Granville Street, Gahanna, OH	Owned	N/A
8194	Secor Road, Lambertville, MI	Leased	N/A
1900	Monroe Street, Suite 108, Toledo, OH	Leased	N/A

Service Facilities (SBT/ SBFG Title)
104	Depot Street, Archbold, OH	Leased	N/A
105	East Holland Street, Archbold, OH	Leased	N/A
1911	Baltimore Road, Defiance, OH	Leased	N/A
9101	Antares Avenue, Columbus, OH	Owned	N/A

Total deposits			$1,049,011

SB Captive operates from office space located at 101 Convention Center Dr.,

Suite 850, Las Vegas, NV 89109.

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next five years. Aggregate rental expense for these leases was $0.18 million and $0.19 million for the years ended December 31, 2020 and 2019, respectively.

Future minimum lease payments under operating leases are:
($ in thousands)
2021	$195
2022	144
2023	132
2024	129
2025	129
Thereafter	883
Total minimum lease payments	$1,611

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

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Information about our Executive Officers

The following table lists the names and ages of the executive officers of the Company as of February 26, 2021, the positions presently held by each executive officer, and the business experience of each executive officer during their employment at the Company. Unless otherwise indicated, each person has held his or her principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	66

Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since March 2007.

Anthony V. Cosentino	59	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since June 2010.

Ernesto Gaytan	49	Executive Vice President and Chief Technology Innovation and Operations Officer of the Company since July 2018; Chief Technology Innovation Officer since November 2017.

Jonathan R. Gathman	47

Executive Vice President and Senior Lending Officer of the Company since October 2005; Senior Vice President and Commercial Lending Manager from June 2005 through October 2005; Vice President and Commercial Lender from February 2003 through June 2005. Began working for State Bank in May 1996.

Keeta J. Diller	64

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG”. There were 7,407,034 common shares outstanding as of December 31, 2020, which were held by approximately 1,236 record holders.

The Company paid quarterly dividends on its common shares in the aggregate amounts of $0.40 per share and $0.36 per share in 2020 and 2019, respectively. The Company presently anticipates continuing to pay quarterly dividends in the future at similar levels. However, there is no guarantee that dividends on our common shares will continue in the future.

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

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
SB Financial Group, Inc.	100.00	147.20	172.30	155.92	190.51	181.48
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56

Source: S&P Global Market Intelligence

© 2021

The table below reflects the common shares repurchased by the Company during the three months ended December 31, 2020. The Company has 253,360 shares remaining of the 500,000 approved under the existing share repurchase program which was authorized on July 21, 2020 and expires December 31, 2021.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/01/20 - 10/31/20	44,641	$15.50	118,158	381,842
11/01/20 - 11/30/20	62,349	18.20	180,507	319,493
12/01/20 - 12/31/20	66,133	18.38	246,640	253,360
Totals	173,123	$17.57	246,640	253,360

Item 6. Selected Financial Data.

Financial Highlights

Year Ended December 31,

($ in thousands, except per share data)
	2020	2019	2018	2017	2016
Earnings
Interest income	$42,635	$44,400	$39,479	$32,480	$29,051
Interest expense	6,705	9,574	6,212	4,094	3,198
Net interest income	35,930	34,826	33,267	28,386	25,853
Provision for loan losses	4,500	800	600	400	750
Noninterest income	30,096	18,016	16,624	17,217	17,889
Noninterest expense	43,087	37,410	34,847	31,578	30,091
Provision for income taxes	3,495	2,659	2,806	2,560	4,117
Net income	14,944	11,973	11,638	11,065	8,784
Preferred stock dividends	-	950	975	975	975
Net income available to common	14,944	11,023	10,663	10,090	7,809

Per Common Share Data
Basic earnings	$1.96	$1.71	$1.72	$2.10	$1.60
Diluted earnings	1.96	1.51	1.51	1.74	1.38
Cash dividends declared	0.40	0.36	0.32	0.28	0.24
Total equity per share	19.39	17.53	16.36	15.03	13.75
Total tangible equity per share	16.30	15.23	15.39	13.27	11.59

Average Balances
Average total assets	$1,161,396	$1,027,932	$947,266	$854,569	$789,045
Average equity	139,197	133,190	121,094	89,538	84,540

Ratios
Return on average total assets	1.29%	1.16%	1.23%	1.29%	1.11%
Return on average equity	10.74	8.99	9.61	12.36	10.39
Cash dividend payout ratio[1]	20.54	23.84	19.60	13.50	15.11
Average equity to average assets	11.99	12.96	12.78	10.48	10.71

Period End Totals
Total assets	$1,257,839	$1,038,577	$986,828	$876,627	$816,005
Total investments; fed funds sold	149,406	100,948	90,969	82,790	90,128
Loans held for sale	7,234	7,258	4,445	3,940	4,434
Total loans & leases	872,723	825,510	771,883	696,615	644,433
Allowance for loan losses	12,574	8,755	8,167	7,930	7,725
Total deposits	1,049,011	840,219	802,552	729,600	673,073
Advances from FHLB	8,000	16,000	16,000	18,500	26,500
Trust preferred securities	10,310	10,310	10,310	10,310	10,310
Total equity	142,923	136,094	130,435	94,000	86,548

[1]	Cash dividends on common shares divided by net income available to common.

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

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2020 and 2019.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company. The Company intends to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2020, the Company generated $30.1 million in noninterest income, or 45.6 percent of total operating revenue from fee-based products. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management services, saleable business-based loans (small business and farm service) and title agency revenue. For the twelve months ended December 31, 2019, the Company generated $18.0 million in revenue from fee-based products, or 34.1 percent of total operating revenue.

Strengthen our penetration in all markets served: Over our 118-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Bowling Green, Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal but we believe our potential for growth is significant. We have expanded and committed additional resources to our presence in the Findlay and Wauseon markets. We continue to seek to expand the presence and penetration in all of our markets.

Expand product utilization by new and existing customers: As of December 31, 2020, we served 32,519 households and provided 95,210 products and services (2.93 products & services per household) to these households. Our strategy is to continue to expand the scope of our relationship with each household via our dynamic “on-boarding” process. Proactively identifying client needs is a key ingredient of our value proposition. As of December 31, 2019, we served 30,377 households and provided 91,154 products and services (3.00 products & services per household) to these households.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2020, the Company serviced 8,543 residential mortgage loans with a principal balance of $1.3 billion. As of December 31, 2019, the Company serviced 8,155 loans with a principal balance of $1.2 billion.

Sustain asset quality: As of December 31, 2020, the Company’s asset quality metrics remained strong. Specifically, total nonperforming assets were $7.3 million, or 0.58 percent of total assets. Total delinquent loans at December 31, 2020 were 0.75 percent of total loans. As of December 31, 2019, the Company had total nonperforming assets of $5.3 million, or 0.51 percent of total assets. Total delinquent loans at December 31, 2019 were 0.28 percent of total loans.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2020 and 2019. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Changes in Financial Condition

Total assets at December 31, 2020, were $1.26 billion, compared to $1.04 billion at December 31, 2019. Loans (excluding loans held for sale) were $872.7 million at December 31, 2020, compared to $825.5 million at December 31, 2019. Total deposits were $1.05 billion at December 31, 2020, compared to $840.2 million at December 31, 2019. Deposit and loan balances were elevated due to the PPP initiative and the acquisition of the Edon State Bank.

Total equity was $142.9 million at December 31, 2020, up 5.0 percent from $136.1 million at December 31, 2019. Net income less dividends increase retained earnings by $11.8 million for 2020.

($ in thousands)	Years Ended December 31,
Total loans	2020	2019	% Change
Commercial business & agriculture	$258,507	$202,761	27.5%
Commercial real estate	370,984	366,782	1.1%
Residential real estate	182,076	193,159	-5.7%
Consumer & other	61,156	62,808	-2.6%
Loans held for investment	$872,723	$825,510	5.7%

Loans held for sale	$7,234	$7,258	-0.3%

Total deposits	2020	2019	% Change
Noninterest bearing demand	$251,649	$158,357	58.9%
Interest-bearing demand	176,785	131,084	34.9%
Savings & money market	391,028	293,025	33.4%
Time deposits	229,549	257,753	-10.9%
Total deposits	$1,049,011	$840,219	24.8%

Total shareholders’ equity	$142,923	$136,094	5.0%

Loans held for investment increased $47.2 million, or 5.7 percent, to $872.7 million at December 31, 2020. The largest component of this increase was in commercial business loans, which rose $55.7 million. The 2020 results were impacted by the Company’s participation in the PPP, which increased commercial balances by approximately $70.5 million. In addition, the Company acquired the Edon State Bank in June of 2020 that increased loan balances by $16.4 million.

Deposits increased $208.8 million, or 24.9 percent, to $1.05 billion at December 31, 2020. Deposit growth for the year included $139.0 million in demand deposits and $98.0 million in savings and money market deposits. The Company added approximately $51.0 million in deposit balances from the Edon State Bank acquisition in 2020.

Stockholders’ equity at December 31, 2020, was $142.9 million or 11.4 percent of total assets compared to $136.1 million or 13.1 percent of total assets at December 31, 2019.

Asset Quality	Years Ended December 31,
($ in thousands)	2020	2019	% Change
Nonaccruing loans	$6,426	$5,500	16.8%
Accruing restructured loans (TDRs)	810	874	-7.3%
OREO & repossessed assets	23	305	-92.5%
Nonperforming assets	7,259	6,679	8.7%
Net charge offs	681	212	221.2%
Loan loss provision	4,500	800	462.5%
Allowance for loan losses	12,574	8,755	43.6%

Nonperforming assets/total assets	0.58%	0.64%	-9.3%
Net charge offs/average loans	0.08%	0.03%	166.7%
Allowance/loans	1.44%	1.06%	35.9%
Allowance/nonperforming loans	173.22%	137.35%	26.1%

Nonperforming assets consisting of loans, Other Real Estate Owned (“OREO”) and accruing TDRs totaled $7.3 million, or 0.58 percent of total assets at December 31, 2020, an increase of $0.6 million or 8.7 percent from 2019. Net charge offs were up during 2020, at $0.68 million, which was a $0.47 million increase compared to 2019. The Company’s loan loss allowance at December 31, 2020, now covers nonperforming loans at 174 percent, up from 137 percent at December 31, 2019.

As detailed in the risk factors, the CARES Act provided for significant consumer and small business relief due to the impact of the COVID-19 pandemic. The Company provided payment relief to a number of consumer and small business customers throughout 2020. As detailed in the table below, loans in forbearance/deferral status as of December 31, 2020 were $23.2 million. An additional $11.7 million of sold mortgage relationships were also in deferral at year-end.

Loans in Deferral Status				Linked Qtr.
($ in thousands, except ratios)	Dec. 2020	Sep. 2020	Jun. 2020	Change
Total Commercial	$23,175	$36,366	$142,682	$(13,191)
Total Consumer	-	28	350	(28)
Total Portfolio Mortgage	-	1,959	10,274	(1,959)
Total Balance Sheet Deferrals	$23,175	$38,353	$153,306	$(15,178)
% of Total loans	2.66%	4.33%	17.00%	-1.67%

Total Sold Mortgage	$11,685	$42,317	$41,751	$(30,632)

Regulatory capital reporting is required for State Bank only, as the Company is now exempt from quarterly regulatory capital level measurement pursuant to the Small Bank Holding Company Policy Statement. As of December 31, 2020, State Bank met all regulatory capital levels required to be considered well-capitalized (See Note 17 to the Consolidated Financial Statements).

Earnings Summary – 2020 vs. 2019

Net income for 2020 was $14.9 million, or $1.96 per diluted share, compared with net income of $12.0 million and net income available to common of $11.0 million, or $1.51 per diluted share, for 2019. State Bank reported net income for 2020 of $16.0 million, which was up from the $12.5 million in net income in 2019. SBFG Title reported net income for 2020 of $0.6 million, which was up from the $0.3 million in 2019.

Positive results for 2020 included loan growth of $47.2 million, and deposit growth of $208.8 million. The mortgage banking business line continues to contribute significant revenues, with residential real estate loan production of $694.2 million for the year, resulting in $25.4 million of revenue from gains on sale. The level of mortgage origination was up from the $445.3 million in 2019. The Company’s loans serviced for others ended the year at $1.3 billion, up from $1.2 billion at December 31, 2019. The Company realized over $1.4 million in revenue from the PPP initiative.

Operating revenue was up compared to the prior year by $13.2 million, or 25.0 percent, which was impacted by a $3.6 million temporary OMSR impairment. Our 2020 results include the full year impact from SBFG Title with net income of $0.6 million, and SB Captive, with net income of $0.9 million. Net interest margin on a fully tax equivalent basis (“FTE”) for 2020 was 3.36 percent, down 46 basis points from 2019.

Operating expense was up compared to the prior year by $5.7 million, or 15.2 percent, due to compensation and fringe benefit cost increases as a result of higher mortgage commission levels. Operating leverage (growth in revenue divided by growth in operating expense) for the year was a positive 1.6 times.

Net charge offs for 2020 of $0.68 million resulted in a loan loss provision of $4.5 million, compared to net charge offs of $0.21 million and a $0.8 million loan loss provision in 2019.

Results of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2020	2019	% Change
Total assets	$1,257,839	$1,038,577	21.1%
Total investments	149,406	100,948	48.0%
Loans held for sale	7,234	7,258	-0.3%
Loans, net of unearned income	872,723	825,510	5.7%
Allowance for loan losses	12,574	8,755	43.6%
Total deposits	1,049,011	840,219	24.8%

Total operating revenue[1]	$66,026	$52,842	24.9%
Net interest income	35,930	34,826	3.2%
Loan loss provision	4,500	800	462.5%
Noninterest income	30,096	18,016	67.1%
Noninterest expense	43,087	37,410	15.2%
Net income	14,944	11,973	24.8%
Net income available to common shareholders	14,944	11,023	35.6%
Diluted earnings per share	1.96	1.51	29.8%

[1]	Operating revenue equals net interest income plus noninterest income.

Net Interest Income	Years Ended December 31,
($ in thousands)	2020	2019	% Change
Total net interest income	$35,930	$34,826	3.2%

Net interest income was $35.9 million for 2020 compared to $34.8 million for 2019, an increase of $1.1 million or 3.2 percent. Average earning assets increased to $1.07 billion in 2020, compared to $915.0 million in 2019, an increase of $157.4 million or 17.2 percent due to higher loan volume. The consolidated 2020 full year net interest margin on an FTE basis decreased 46 basis points to 3.36 percent compared to 3.82 percent for the full year of 2019. PPP activity during 2020 increased margin revenue by $2.0 million for the full year of 2020. We will continue to realize fee income from the forgiveness of these Phase I PPP loans throughout 2021 and we are beginning Phase II of the program in early 2021.

Provision for loan losses of $4.5 million was taken in 2020 compared to $0.8 million taken for 2019. For 2020, net charge offs totaled $0.68 million, or 0.08 percent of average loans. This charge off level was higher than 2019, in which net charge offs were $0.21 million or 0.03 percent of average loans.

Noninterest Income	Years Ended December 31,
($ in thousands)	2020	2019	% Change
Wealth management fees	$3,245	$3,093	4.9%
Customer service fees	2,807	2,761	1.7%
Gains on sale of residential loans & OMSR’s	25,350	8,413	201.3%
Mortgage loan servicing fees, net	(5,138)	(397)	1194.2%
Gain on sale of non-mortgage loans	453	1,255	-63.9%
Title Insurance income	1,913	1,120	70.8%
Net gain on sale of securities	-	206	N/M
Gain (loss) on sale/disposal of assets	3	(5)	-160.0%
Other	1,463	1,570	-6.8%
Total noninterest income	$30,096	$18,016	67.1%

Total noninterest income was $30.1 million for 2020 compared to $18.0 million for 2019, representing an increase of $12.1 million, or 67.0 percent, year-over-year. This increase was driven by a 201.3 percent increase in gains on sale of residential real estate loans and the addition of our title agency. The Company sold $598.5 million of originated mortgages into the secondary market in 2020, which allowed our serviced loan portfolio to grow to $1.3 billion at December 31, 2020 from $1.2 billion at December 31, 2019. The higher servicing balance of the portfolio led to the 13.7 percent increase in mortgage loan servicing income. Sales of non-mortgage loans (small business and farm credits) decreased in 2020 as compared to 2019, as SBA activity was focused on the PPP initiative. The Company continued to expand its wealth management assets under care, which resulted in a 4.9 percent increase in wealth fee income.

Noninterest Expense	Years Ended December 31,
($ in thousands)	2020	2019	% Change
Salaries & employee benefits	$25,397	$22,064	15.1%
Net occupancy expense	2,891	2,603	11.1%
Equipment expense	3,186	2,828	12.7%
Data processing fees	3,055	1,973	54.8%
Professional fees	3,307	2,476	33.6%
Marketing expense	658	895	-26.5%
Telephone and communications	535	466	14.8%
Postage and delivery expense	415	340	22.1%
State, local and other taxes	1,146	1,092	4.9%
Employee expense	535	795	-32.7%
Other expense	1,962	1,878	4.5%
Total noninterest expense	$43,087	$37,410	15.2%

Total noninterest expense was $43.1 million for 2020 compared to $37.4 million for 2019, representing a $5.7 million, or 15.2 percent, increase year-over-year. Total full-time equivalent employees ended 2020 at 244, which was down 8 from year end 2019.

Salaries and benefits were driven by higher compensation costs in the mortgage division. Professional fees were higher due to higher spending on legal in connection with acquisition activities. The addition of our title agency added $0.5 million in operating expense for the year. Our acquisition of The Edon State Bank Company of Edon, Ohio in June 2020 added $1.2 million in merger related non-recurring expense and a minimal amount of ongoing operating expense. (See Notes 3 and 8 to the Consolidated Financial Statements for additional information)

Earnings Summary – 2019 vs. 2018

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

Operating revenue was up compared to the prior year by $3.0 million, or 5.9 percent, which was impacted by a $1.1 million temporary OMSR impairment. Our 2019 results include the impact from our two new subsidiaries: SBFG Title with net income of $0.3 million and SB Captive with net income of $0.9 million. Net interest margin on a fully tax equivalent basis (“FTE”) for 2019 was 3.82 percent, down 13 basis points from 2018.

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

Goodwill, Intangibles and Capital Purchases

The Company completed its most recent annual goodwill impairment test as of December 31, 2020. At December 31, 2020, the Company’s reporting unit was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The main changes to goodwill for the year included the purchase of the Edon State Bank. The Company’s goodwill is further reviewed in Note 8 to the Consolidated Financial Statements.

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest-bearing deposits in other financial institutions, securities available-for-sale, loans held for sale and borrowings from various sources. These assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $303.2 million at December 31, 2020, compared to $135.3 million at December 31, 2019.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $608.4 million at December 31, 2020, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2020, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $103.5 million of additional borrowing capacity existed at December 31, 2020.

At December 31, 2020 and 2019, the Company had $41.0 million in federal funds lines available. The Company also had $67.5 million in unpledged securities at December 31, 2020 available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2020 and 2019 follows:

The Company experienced positive cash flows from operating activities in 2020 and 2019. Net cash from operating activities was $23.9 million and $18.8 million for the years ended December 31, 2020 and 2019, respectively. Significant operating items for 2020 included gain on sale of loans of $25.8 million and net income of $14.9 million. Cash provided by the sale of loans held for sale were $603.2 million. Cash used in the origination of loans held for sale were $582.5 million.

The Company experienced negative cash flows from investing activities in 2020 and 2019. Net cash used in investing activities was $57.2 million and $67.6 million for the years ended December 31, 2020 and 2019, respectively. The changes for 2020 include the purchase of available-for-sale securities of $129.8 million, and net increase in loans of $31.7 million. The changes for 2019 include the purchase of available-for-sale securities of $22.5 million and net increase in loans of $65.5 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $84.0 million and $22.5 million in 2020 and 2019, respectively.

The Company experienced positive cash flows from financing activities in 2020 and 2019. Net cash from financing activities was $146.9 million and $27.5 million for the years ended December 31, 2020 and 2019, respectively. Positive cash flows of $157.7 million and $37.7 million is attributable to the change in deposits for 2020 and 2019, respectively.

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

Economic Value of Equity

December 31, 2020

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$243,779	$61,586	33.80%
+300 basis points	231,590	49,398	27.11%
+200 basis points	217,936	35,743	19.62%
+100 basis points	202,260	20,067	11.01%
Base Case	182,193	-	-
-100 basis points	154,509	(27,684)	-15.19%

Economic Value of Equity

December 31, 2019

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$222,686	$26,861	13.72%
+300 basis points	218,252	22,427	11.45%
+200 basis points	212,838	17,013	8.69%
+100 basis points	205,405	9,580	4.89%
Base Case	195,825	-	-
-100 basis points	180,152	(15,673)	-8.00%
-200 basis points	156,430	(39,395)	-20.12%

Tabular Disclosure of Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2020, which were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $8.0 million. Other debt obligations are comprised of Trust Preferred securities of $10.3 million and operating leases of $1.6 million. The other long-term liabilities include time deposits of $229.5 million.

	Payment due by period
($ in thousands)		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years
Long-term debt obligations	$8,000	$2,500	$5,500	$-	$-

Other debt obligations	10,310	-	-	-	10,310

Operating lease obligations	1,611	195	276	257	883

Other long-term liabilities Reflected on the registrant’s balance sheet under GAAP	229,549	156,761	65,917	6,689	182

Totals	$249,470	$159,456	$71,693	$6,946	$11,375

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2019 and 2018 the Company entered into interest rate swap agreements as an accommodation to certain loan customers (see Note 10 to the Consolidated Financial Statements). The Company may purchase such instruments in the future if market conditions are favorable.

The following table details quantitative disclosures of market risk and provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2020. The table does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted-average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn in:

($ in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Rate sensitive assets
Variable rate loans	$77,748	$27,786	$14,253	$11,861	$13,649	$74,207	$219,504
Average interest rate	3.91%	3.61%	3.50%	3.12%	3.10%	2.71%	3.35%
Adjustable rate loans	29,892	27,155	25,048	24,771	23,568	220,525	350,959
Average interest rate	4.41%	4.42%	4.27%	4.20%	4.17%	4.07%	4.15%
Fixed rate loans	49,655	76,172	32,715	16,641	15,855	111,222	302,260
Average interest rate	3.51%	2.25%	4.57%	4.44%	4.13%	3.89%	3.53%
Total loans	157,295	131,113	72,016	53,273	53,072	405,954	872,723
Average interest rate	3.88%	2.99%	4.25%	4.03%	3.88%	3.77%	3.73%
Fixed rate investment securities	32,367	13,758	8,658	8,318	6,540	83,065	152,706
Average interest rate	1.17%	1.60%	1.81%	2.09%	2.07%	1.91%	1.73%
Variable rate investment securities	96	96	101	105	84	1,522	2,004
Average interest rate	2.74%	2.75%	2.74%	2.73%	2.61%	3.34%	3.19%
Fed funds sold & other	-	-	-	-	-	-	-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total rate sensitive assets	$189,758	$144,967	$80,775	$61,696	$59,696	$490,541	$1,027,433
Average interest rate	3.41%	2.85%	3.99%	3.77%	3.68%	3.45%	3.44%

Rate sensitive liabilities
Demand - noninterest bearing	$35,520	$30,506	$26,201	$22,501	$19,327	$117,594	$251,649
Demand - interest-bearing	21,032	18,529	16,326	14,383	12,673	93,842	176,785
Average interest rate	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%
Money market accounts	27,097	23,702	20,731	18,131	15,859	110,644	216,164
Average interest rate	0.29%	0.29%	0.29%	0.29%	0.29%	0.29%	0.29%
Savings	75,796	12,833	11,168	9,722	8,461	56,884	174,864
Average interest rate	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%
Certificates of deposit	156,843	47,367	18,253	4,328	2,482	276	229,549
Average interest rate	1.51%	1.57%	1.65%	1.09%	0.62%	0.99%	1.51%
Fixed rate FHLB advances	2,500	3,000	2,500	-	-	-	8,000
Average interest rate	2.77%	2.88%	2.93%	0.00%	0.00%	0.00%	2.86%
Variable rate FHLB advances	-	-	-	-	-	-	-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate notes payable	-	-	-	-	-	-	-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable rate notes payable	-	-	-	-	-	10,310	10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	2.02%	2.02%
Fed funds purchased, repos & other	20,189	-	-	-	-	-	20,189
Average interest rate	0.20%	0.00%	0.00%	0.00%	0.00%	0.00%	0.20%
Total rate sensitive liabilities	$338,977	$135,937	$95,179	$69,065	$58,802	$389,550	$1,087,510
Average interest rate	0.78%	0.68%	0.48%	0.17%	0.13%	0.17%	0.45%

Comparison of 2020 to 2019

	First	Years
($ in thousands)	Year	2 - 5	Thereafter	Total
Total rate sensitive assets:
December 31, 2020	$189,758	$347,134	$490,541	$1,027,433
December 31, 2019	164,736	300,359	466,010	931,105
Increase (decrease)	$25,022	$46,775	$24,531	$96,328

Total rate sensitive liabilities:
December 31, 2020	$338,977	$358,983	$389,550	$1,087,510
December 31, 2019	286,957	310,950	281,567	879,474
Increase (decrease)	$52,020	$48,033	$107,983	$208,036

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

SB Financial Group, Inc.

Consolidated Balance Sheets

at December 31,

($ in thousands)
	2020	2019
Assets
Cash and due from banks	$140,690	$27,064
Interest bearing time deposits	5,823	-
Available-for-sale securities	149,406	100,948
Loans held for sale	7,234	7,258
Loans, net of unearned income	872,723	825,510
Allowance for loan losses	(12,574)	(8,755)
Premises and equipment, net	23,557	23,385
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,303	4,648
Foreclosed assets held for sale, net	23	305
Interest receivable	3,799	3,106
Goodwill	22,091	17,792
Cash value of life insurance	17,530	17,221
Mortgage servicing rights	7,759	11,017
Other assets	14,475	9,078
Total assets	$1,257,839	$1,038,577

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$251,649	$158,357
Interest bearing demand	176,785	131,084
Savings	174,864	119,359
Money market	216,164	173,666
Time deposits	229,549	257,753
Total deposits	1,049,011	840,219

Repurchase agreements	20,189	12,945
Federal Home Loan Bank advances	8,000	16,000
Trust preferred securities	10,310	10,310
Interest payable	616	1,191
Other liabilities	26,790	21,818
Total liabilities	1,114,916	902,483

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2020 - 0 shares outstanding, 2019 - 0 shares outstanding	-	-
Common stock, no par value; authorized 10,000,000 shares; 2020 - 8,180,712 shares issued, 2019 - 8,180,712 shares issued	54,463	54,463
Additional paid-in capital	14,845	15,023
Retained earnings	84,578	72,704
Accumulated other comprehensive income	2,210	659
Treasury stock, at cost; (2020 - 808,456 common shares, 2019 - 417,785 common shares)	(13,173)	(6,755)
Total shareholders’ equity	142,923	136,094
Total liabilities and shareholders’ equity	$1,257,839	$1,038,577

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31,

($ in thousands, except per share data)	2020	2019
Interest Income
Loans
Taxable	$39,735	$40,529
Tax exempt	239	300
Securities
Taxable	2,328	3,226
Tax exempt	333	345
Total interest income	42,635	44,400

Interest Expense
Deposits	6,070	8,660
Repurchase agreements & other	70	82
Federal Home Loan Bank advance expense	309	402
Trust preferred securities expense	256	430
Total interest expense	6,705	9,574

Net Interest Income	35,930	34,826
Provision for loan losses	4,500	800

Net interest income after provision for loan losses	31,430	34,026

Noninterest Income
Wealth management fees	3,245	3,093
Customer service fees	2,807	2,761
Gain on sale of mortgage loans & OMSR	25,350	8,413
Mortgage loan servicing fees, net	(5,138)	(397)
Gain on sale of non-mortgage loans	453	1,255
Title insurance income	1,913	1,120
Net gain on sale of securities	-	206
Other income	1,466	1,565
Total noninterest income	30,096	18,016

Noninterest Expense
Salaries and employee benefits	25,397	22,064
Net occupancy expense	2,891	2,603
Equipment expense	3,186	2,828
Data processing fees	3,055	1,973
Professional fees	3,307	2,476
Marketing expense	658	895
Telephone and communications	535	466
Postage and delivery expense	415	340
State, local and other taxes	1,146	1,092
Employee expense	535	795
Other expense	1,962	1,878
Total noninterest expense	43,087	37,410

Income before income tax	18,439	14,632
Provision for income taxes	3,495	2,659
Net Income	$14,944	$11,973

Preferred share dividends	-	950
Net income available to common shareholders	$14,944	$11,023
Basic earnings per common share	$1.96	$1.71
Diluted earnings per common share	$1.96	$1.51

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

($ in thousands)	2020	2019

Net income	$14,944	$11,973
Other comprehensive income
Available for sale investment securities:
Gross unrealized holding gain arising in the period	1,963	1,327
Related tax expense	(412)	(279)
Less: reclassification adjustment for gain realized in income	-	206
Related tax expense	-	(43)
Net effect on other comprehensive income	1,551	1,211
Total comprehensive income	$16,495	$13,184

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31,

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2020	$-	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094
Net income				14,944			14,944
Other comprehensive income					1,551		1,551
Dividends on common, $0.40 per share				(3,070)			(3,070)
Restricted stock vesting			(307)			307	-
Stock options exercised			(253)			441	188
Repurchased stock						(7,166)	(7,166)
Stock based compensation expense			382				382
December 31, 2020	$-	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2019	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435
Net income				11,973			11,973
Other comprehensive income					1,211		1,211
Conversion of preferred to common	(13,979)	13,978					(1)
Stock reissue for purchase of Peak Title			22			117	139
Dividends on common, $0.36 per share				(2,331)			(2,331)
Dividends on preferred, $0.65 per share				(950)			(950)
Restricted stock vesting			(321)			321	-
Stock options exercised			(321)			572	251
Repurchased stock						(5,050)	(5,050)
Stock based compensation expense			417				417
December 31, 2019	$-	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

($ in thousands)
	2020	2019
Operating Activities
Net Income	$14,944	$11,973
Items not requiring (providing) cash
Depreciation and amortization	1,937	1,879
Provision for loan losses	4,500	800
Expense of share-based compensation plan	382	417
Amortization of premiums and discounts on securities	643	314
Amortization of intangible assets	46	8
Amortization of originated mortgage servicing rights	4,762	2,126
Impairment of mortgage servicing rights	3,586	1,094
Deferred income taxes	(2,444)	(279)
Proceeds from sale of loans held for sale	603,178	368,154
Originations of loans held for sale	(582,538)	(364,472)
Gain from sale of loans	(25,803)	(9,668)
Loss (gain) on sales of assets	(2)	5
Net gains on sales of securities	-	(206)
Changes in
Interest receivable	(693)	(284)
Other assets	(5,209)	(3,680)
Interest payable & other liabilities	6,618	10,648
Net cash provided by operating activities	23,907	18,829
Investing Activities
Purchases of available-for-sale securities	(129,796)	(38,455)
Proceeds from maturities of interest bearing time deposits	5,719	-
Proceeds from maturities of available-for-sale securities	84,021	22,527
Proceeds from sales of available-for-sale securities	-	7,375
Proceeds from sales of portfolio loans	-	11,265
Net change in loans	(31,706)	(65,504)
Purchase of premises, equipment	(1,980)	(2,043)
Proceeds from sales of premises, equipment	301	24
Purchase of bank owned life insurance	-	(50)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(538)	(525)
Proceeds from sale of foreclosed assets	500	372
Acquisition, net of cash acquired	16,263	(2,600)
Net cash used in investing activities	(57,216)	(67,614)
Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	195,501	21,376
Net increase (decrease) in time deposits	(37,762)	16,291
Net increase (decrease) in securities sold under agreements to repurchase	7,244	(2,239)
Repayment of Federal Home Loan Bank advances	(8,000)	-
Net proceeds from share-based compensation plans	188	251
Stock repurchase plan	(7,166)	(5,050)
Issuance of common shares	-	139
Conversion of preferred stock	-	(1)
Dividends on common shares	(3,070)	(2,331)
Dividends on preferred shares	-	(950)
Net cash provided by financing activities	146,935	27,486
Increase (decrease) in cash and cash equivalents	113,626	(21,299)
Cash and cash equivalents, beginning of year	27,064	48,363
Cash and cash equivalents, end of year	$140,690	$27,064
Supplemental cash flow information
Interest paid	$7,280	$9,292
Income taxes paid	$5,180	$3,084
Fair value of assets acquired - premises and equipment (Peak Title)	$-	$1,161
Supplemental non-cash disclosure
Initial recognition of right-of-use lease assets	$248	$293
Transfer of loans to loans held for sale	$-	$11,114
Transfer of loans to foreclosed assets	$207	$551
In conjunction with the Edon acquisition, liabilities assumed were:
Fair value of assets acquired	$66,769	$-
Cash paid in acquisition	(15,493)	-
Liabilities assumed	$51,276	$-

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2020 and 2019, cash equivalents consisted primarily of interest-bearing and noninterest bearing demand deposit balances held by correspondent banks.

At December 31, 2020, the Company’s correspondent cash accounts exceeded federally insured limits by $10.6 million. Additionally, the Company had approximately $115.9 million of cash held by the FRB and the FHLB, which is not federally insured.

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

Share-Based Employee Compensation Plan

At December 31, 2020 and 2019, the Company had a share-based employee compensation plan (see Note 19 to the Consolidated Financial Statements).

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2017. As of December 31, 2020, the Company had no uncertain income tax positions.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities. AOCI consists solely of the cumulative unrealized gains and losses on available-for-sale securities net of income tax.

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

New and applicable accounting pronouncements:

ASU No. 2017-04: Intangibles – Goodwill and Other (Topic 350)

This ASU simplifies the test for goodwill impairment. Specifically, these amendments eliminate Step 2 from the goodwill impairment test, and also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company has adopted this ASU, and management did not believe the changes will have a material effect on the Company’s accounting and disclosures.

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

Note 2: Earnings Per Share

Earnings per common share (“EPS”) is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the convertible impact of preferred shares and the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2020 and 2019 is computed as follows:

	Twelve Months Ended Dec. 31,
($ and outstanding shares in thousands - except per share data)	2020	2019
Distributed earnings allocated to common shares	$3,070	$2,331
Undistributed (in excess of) earnings allocated to common shares	11,858	8,675
Net earnings allocated to common shares	14,928	11,006
Net earnings allocated to participating securities	16	17
Dividends on convertible preferred shares	-	950
Net Income allocated to common shares and participating securities	$14,944	$11,973

Weighted average shares outstanding for basic earnings per share	7,613	6,456
Dilutive effect of stock compensation	22	46
Dilutive effect of convertible shares	-	1,433
Weighted average shares outstanding for diluted earnings per share	7,635	7,935

Basic earnings per common share	$1.96	$1.71

Diluted earnings per common share	$1.96	$1.51

There were no anti-dilutive shares in 2020 or 2019.

Note 3: Business Combination

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

In accordance with ASC 805, the Company expensed approximately $1.2 million of direct acquisition costs during the twelve months ended December 31, 2020. The $1.2 million in merger expense was split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $4.3 million of goodwill and $0.7 million of intangible assets in the second quarter of 2020. The Company was able to increase both its deposit and loan base and acquire new households in a new market. It is expected that this transaction will result in business synergies and economies of scale. The acquisition was consistent with the Company’s strategy to expand its presence in Northwest Ohio and to increase profitability by introducing existing products and services to the acquired customer base. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

The following table summarizes the fair value of the total consideration transferred as part of the acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction based on assumptions that are subject to change as management continues to evaluate relevant information as it becomes available. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, relevant information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recorded in the reporting period in which the adjustment amounts are determined. Potential adjustments, if any, will be related to assets that may have changes to valuation amounts that were not readily determinable at the acquisition date.

The contractual principal of loans at the acquisition date was $16.8 million and the estimate of the contractual cash flows not expected to be collected is $0.4 million.

($ in thousands)	June 5, 2020
Fair value of assets acquired

Cash and cash equivalents	$31,756
Interest bearing time deposits	11,542
Investment securities	1,362
Federal Home Loan Bank stock	117
Loans held for investment	16,395
Premises and equipment	446
Goodwill	4,299
Core deposit intangible	660
Other assets	192
Total assets acquired	$66,769

Fair value of liabilities assumed

Deposits	$51,053
Other liabilities	223
Total liabilities assumed	51,276
Total purchase price (cash)	$15,493

Pro Forma Financial Information

The results of operations of Edon Bancorp have been included in the Company’s consolidated financial statements since the acquisition date of June 5, 2020. The following schedule includes the pro forma results for the three and twelve months ended December 31, 2020 and 2019, as if the Edon acquisition had occurred as of the beginning of the reporting periods presented. The acquisition’s impact was immaterial to the Company’s operating performance for the twelve months ended December 31, 2020.

	Twelve Months Ended December 31
Summary of Operations ($ in thousands)	2020	2019

Net interest income	$36,429	$36,307
Provision for loan losses	4,500	806
Net interest income after provision	$31,929	$35,501

Non interest income	30,140	18,132
Non interest expense	44,158	38,484
Income before income taxes	$17,911	$15,149
Income tax expense*	3,384	2,768
Net income	$14,527	$12,381
Preferred share dividends	-	487

Net income to common shareholders	$14,527	$11,894
Basic earnings per share	$1.90	$1.84
Diluted earnngs per share	$1.90	$1.56

*	Income tax expense for Edon calculated using a 21% statuatory rate

Certain nonrecurring costs were included in the pro-forma, specifically $0.7 million was incurred by Edon prior to the acquisition in the 2020 fiscal year and the Company incurred $1.2 million in nonrecurring costs for the acquisition in the 2020 fiscal year. The Company and Edon incurred no acquisition related costs for the 2019 fiscal year.

Note 4: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2020:
U.S. Treasury and Government agencies	$6,541	$323	$-	$6,864
Mortgage-backed securities	125,973	1,845	(57)	127,761
State and political subdivisions	11,595	680	-	12,275
Other corporate securities	2,500	6	-	2,506

Totals	$146,609	$2,854	$(57)	$149,406

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2019:
U.S. Treasury and Government agencies	$12,023	$181	$(2)	$12,202
Mortgage-backed securities	77,892	492	(202)	78,182
State and political subdivisions	10,199	366	(1)	10,564

Totals	$100,114	$1,039	$(205)	$100,948

The amortized cost and fair value of securities available-for-sale at December 31, 2020, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value
Within one year	$3,560	$3,630
Due after one year through five years	3,681	3,760
Due after five years through ten years	8,011	8,413
Due after ten years	5,384	5,842
	20,636	21,645
Mortgage-backed securities	125,973	127,761

Totals	$146,609	$149,406

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $53.7 million at December 31, 2020, and $34.8 million at December 31, 2019. Securities delivered for repurchase agreements (not included above) were $28.2 million at December 31, 2020 and $19.5 million at December 31, 2019.

There were no realized gains or losses on available-for-sale securities in 2020. Gross gains of $0.2 million was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities for 2019. The related tax expense for net security gains for 2019 was $0.04 million and was a reclassification from accumulated other comprehensive income and is included in the income tax expense line in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2020 and 2019, was $27.3 million and $38.8 million, respectively, which was approximately 18 percent and 38 percent, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables present securities with unrealized losses at December 31, 2020 and 2019:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	26,582	(54)	717	(3)	27,299	(57)
State and political subdivisions	-	-	-	-	-	-
Other corporate securities	-	-	-	-	-	-

Totals	$26,582	$(54)	$717	$(3)	$27,299	$(57)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$872	$(1)	$2,598	$(1)	$3,470	$(2)
Mortgage-backed securities	30,692	(157)	4,264	(45)	34,956	(202)
State and political subdivisions	339	(1)	-	-	339	(1)

Totals	$31,903	$(159)	$6,862	$(46)	$38,765	$(205)

The unrealized loss on the securities portfolio decreased by $0.15 million as of December 31, 2020, from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Note 5: Loans and Allowance for Loan Losses

The following tables present the categories of loans at December 31, 2020 and 2019:

	Total Loans		Nonaccrual Loans
($ in thousands)	December 2020	December 2019	December 2020	December 2019
Commercial & industrial	$204,767	$151,047	$902	$1,772
Commercial real estate - owner occupied	113,169	98,488	1,450	1,362
Commercial real estate - nonowner occupied	257,651	268,294	962	464
Agricultural	55,235	50,994	-	-
Residential real estate	182,165	193,159	2,704	1,635
Home equity line of credit (HELOC)	46,310	48,070	390	249
Consumer	14,847	14,738	18	18
Total loans	$874,144	$824,790	$6,426	$5,500

Net deferred costs (fees)	$(1,421)	$720

Total loans, net deferred costs (fees)	$872,723	$825,510

Allowance for loan losses	$(12,574)	$(8,755)

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

Listed below is a summary of loan commitments, unused lines of credit and standby letters of credit as of December 31, 2020 and 2019.

($ in thousands)	2020	2019
Loan commitments and unused lines of credit	$215,616	$187,855
Standby letters of credit	3,161	2,657
Totals	$218,777	$190,512

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

The following tables present the balance of the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2020 and 2019:

($ in thousands)
For the Twelve Months Ended December 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,883	$3,602	$434	$2,203	$633	$8,755
Charge offs	(582)	-	-	(82)	(79)	(743)
Recoveries	16	-	-	40	6	62
Provision	1,757	1,849	62	373	459	4,500
Ending balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574

December 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$174	$-	$160	$3	$337
Ending balance:
collectively evaluated for impairment	$3,074	$5,277	$496	$2,374	$1,016	$12,237

Totals	$3,074	$5,451	$496	$2,534	$1,019	$12,574

Loans:
Ending balance:
individually evaluated for impairment	$849	$2,202	$-	$2,746	$162	$5,959
Ending balance:
collectively evaluated for impairment	$203,918	$368,618	$55,235	$179,419	$60,995	$868,185

Totals	$204,767	$370,820	$55,235	$182,165	$61,157	$874,144

($ in thousands) For the Twelve Months Ended December 31, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,435	$2,923	$482	$2,567	$760	$8,167
Charge offs	(143)	-	-	(53)	(63)	(259)
Recoveries	9	1	-	14	23	47
Provision (credit)	582	678	(48)	(325)	(87)	800
Ending balance	$1,883	$3,602	$434	$2,203	$633	$8,755

December 31, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$511	$147	$-	$68	$-	$726
Ending balance:
collectively evaluated for impairment	$1,372	$3,455	$434	$2,135	$633	$8,029

Totals	$1,883	$3,602	$434	$2,203	$633	$8,755

Loans:
Ending balance:
individually evaluated for impairment	$1,722	$1,558	$-	$2,274	$31	$5,585
Ending balance:
collectively evaluated for impairment	$149,325	$365,224	$50,994	$190,885	$62,777	$819,205

Totals	$151,047	$366,782	$50,994	$193,159	$62,808	$824,790

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2020 and 2019:

($ in thousands) December 31, 2020	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$202,543	$108,726	$250,405	$55,227	$178,575	$45,866	$14,807	$856,149
Special Mention (5)	1,485	2,993	3,338	-	-	-	14	7,830
Substandard (6)	151	-	3,026	8	3,560	444	26	7,215
Doubtful (7)	588	1,450	882	-	30	-	-	2,950
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$204,767	$113,169	$257,651	$55,235	$182,165	$46,310	$14,847	$874,144

December 31, 2019	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$147,667	$96,836	$265,839	$50,994	$190,438	$47,787	$14,706	$814,267
Special Mention (5)	597	-	543	-	-	-	-	1,140
Substandard (6)	1,444	290	1,663	-	2,689	283	32	6,401
Doubtful (7)	1,339	1,362	249	-	32	-	-	2,982
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$151,047	$98,488	$268,294	$50,994	$193,159	$48,070	$14,738	$824,790

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2020 and 2019:

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past		Total Loans
December 31, 2020	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$380	$-	$618	$998	$203,769	$204,767
Commercial real estate - owner occupied	-	-	1,450	1,450	111,719	113,169
Commercial real estate - nonowner occupied	-	141	699	840	256,811	257,651
Agricultural	8	-	-	8	55,227	55,235
Residential real estate	12	1,393	1,212	2,617	179,548	182,165
HELOC	190	74	198	462	45,848	46,310
Consumer	123	42	20	185	14,662	14,847
Total Loans	$713	$1,650	$4,197	$6,560	$867,584	$874,144

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past		Total Loans
December 31, 2019	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$64	$-	$312	$376	$150,671	$151,047
Commercial real estate - owner occupied	-	-	-	-	98,488	98,488
Commercial real estate - nonowner occupied	-	-	215	215	268,079	268,294
Agricultural	13	-	-	13	50,981	50,994
Residential real estate	309	415	644	1,368	191,791	193,159
HELOC	166	91	56	313	47,757	48,070
Consumer	65	93	14	172	14,566	14,738
Total Loans	$617	$599	$1,241	$2,457	$822,333	$824,790

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

The following tables present impaired loan activity for the twelve months ended December 31, 2020 and 2019:

($ in thousands) Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	1,441	1,441	-	1,573	11
Commercial real estate - nonowner occupied	182	182	-	258	14
Agricultural	-	-	-	-	-
Residential real estate	1,017	1,084	-	1,243	64
HELOC	89	89		98	4
Consumer	7	7	-	12	1
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	579	579	174	579	3
Agricultural	-	-	-	-	-
Residential real estate	1,729	1,774	160	1,785	14
HELOC	66	66	3	83	6
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	$1,441	$1,441	$-	$1,573	$11
Commercial real estate - nonowner occupied	$761	$761	$174	$837	$17
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,746	$2,858	$160	$3,028	$78
HELOC	$155	$155	$3	$181	$10
Consumer	$7	$7	$-	$12	$1

($ in thousands) Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$722	$1,092	$-	$1,377	$114
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	196	197	-	259	21
Agricultural	-	-	-	-	-
Residential real estate	1,621	1,687	-	2,001	106
HELOC	16	16		18	1
Consumer	15	15	-	19	1
With a specific allowance recorded:
Commercial & industrial	1,000	1,000	511	823	49
Commercial real estate - owner occupied	1,362	1,362	147	1,362	38
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	653	653	68	666	31
HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$1,722	$2,092	$511	$2,200	$163
Commercial real estate - owner occupied	$1,362	$1,362	$147	$1,362	$38
Commercial real estate - nonowner occupied	$196	$197	$-	$259	$21
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,274	$2,340	$68	$2,667	$137
HELOC	$16	$16	$-	$18	$1
Consumer	$15	$15	$-	$19	$1

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

There were no new TDRs during the period ended December 31, 2020.

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

On March 22, 2020, a statement was issued by the Company’s bank regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are unable to meet the contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2021 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. As of December 31, 2020, the Company had nine loans with a total balance of $23.2 million still on payment deferral.

The Company was an active participant in the Paycheck Protection Program (“PPP”) initiative as detailed in the discussion of financial results for 2020. The Company originated approximately 700 loans with a total balance of $83.6 million. As of December 31, 2020, $70.6 million in balances remained outstanding. Fees for the originations were $3.2 million of which $1.4 million was taken into income during 2020.

Note 6: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in the acquisition of The Edon State Bank Company of Edon, Ohio, effective June 5, 2020. None of the acquired loans had evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would be collected.

The following table presents the carrying amount of the acquired loans included in the balance sheet as of December 31, 2020:

($ in thousands)	December 31, 2020
Commercial & industrial	$1,499
Commercial real estate - owner occupied	-
Commercial real estate - nonowner occupied	505
Agricultural	9,180
Residential real estate	3,176
Home equity line of credit (HELOC)	-
Consumer	93
Total loans	$14,453

Accretable yield, or income expected to be collected as of December 31, 2020 is $0.3 million.

Note 7: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2020	2019
Land	$3,996	$3,945
Buildings and improvements	26,743	26,953
Equipment	11,506	10,786
Construction in process	997	128
	43,242	41,812

Less accumulated depreciation	(19,685)	(18,427)

Net premises and equipment	$23,557	$23,385

Note 8: Goodwill and Intangibles

On June 5, 2020, the Company acquired Edon Bancorp (“Edon”) and its subsidiary, The Edon State Bank Company of Edon, Ohio. The acquisition resulted in approximately $4.3 million in goodwill. On March 15, 2019, the Company formed SBFG Title, LLC (“Title”) and purchased all of the assets and real estate of an Ohio based title agency. The purchase resulted in approximately $1.4 million in goodwill. The balance of goodwill as of December 31, 2020 and December 31, 2019 was $22.1 million and $17.8 million, respectively.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
($ in thousands)	Carrying Amount	Carrying Amount

Beginning balance	$17,792	$16,353
Acquired goodwill	4,325	1,439
Measurement period adjustments	(26)	-

Ending balance	$22,091	$17,792

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Goodwill is tested on the last day of the last quarter of each calendar year. At December 31, 2020, the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2020		2019
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Core deposits intangible	$5,359	$(4,735)	$4,698	$(4,692)
Customer relationship intangible	200	(170)	200	(166)
Banking intangibles	$5,559	$(4,905)	$4,898	$(4,858)

Amortization expense for intangibles for the years ended December 31, 2020 and 2019 was $0.05 million and $0.01 million, respectively. Estimated amortization expense for each of the following five years is immaterial.

Note 9: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.3 billion and $1.2 billion at December 31, 2020 and 2019, respectively. Contractually specified servicing fees of approximately $3.2 million and $2.6 million were included in mortgage loan servicing fees in the income statement for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2020	2019
Carrying amount, beginning of year	$11,017	$11,365
Mortgage servicing rights capitalized during the year	5,090	2,872
Mortgage servicing rights amortization during the year	(4,762)	(2,126)
Net change in valuation allowance	(3,586)	(1,094)
Carrying amount, end of year	$7,759	$11,017

Valuation allowance:
Beginning of year	$1,306	$212
Increase (reduction)	3,586	1,094
End of year	$4,892	$1,306

Fair value, beginning of period	$11,864	$12,672
Fair value, end of period	$7,759	$11,864

Note 10: Derivative Financial Instruments

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives

Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$87,687	$7,962	$82,826	$2,846
IRLCs	46,130	278	16,347	55
Total contracts	$133,817	$8,240	$99,173	$2,901

Liability Derivatives

Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$87,687	$(7,962)	$82,826	$(2,846)
Forward contracts	50,000	(265)	22,000	(32)
Total contracts	$137,687	$(8,227)	$104,826	$(2,878)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the twelve months ended December 31, 2020 and 2019.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2020	2019
Interest rate swap contracts	Other income	$355	$513
Interest rate swap contracts	Other expense	-	(41)
IRLCs	Gain on sale of mortgage loans & OMSR	223	(28)
Forward contracts	Gain on sale of mortgage loans & OMSR	(233)	81

The following table shows the offsetting of financial assets and derivative assets at December 31, 2020 and 2019.

	Gross	Gross amounts offset in the	Net amounts of assets presented in	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized assets	consolidated balance sheet	the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$-	$7,962

December 31, 2019
Interest rate swaps	$2,901	$55	$2,846	$-	$-	$2,846

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2020 and 2019.

	Gross	Gross amounts offset in the	Net amounts of liabilities presented in	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized liabilities	consolidated balance sheet	the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$8,896	$(934)

December 31, 2019
Interest rate swaps	$2,901	$55	$2,846	$-	$3,242	$(396)

Note 11: Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more totaled $27.8 million on December 31, 2020 and $36.2 million on December 31, 2019. Certificates of deposit obtained from brokers totaled approximately $5.0 million and $5.2 million at December 31, 2020 and 2019, respectively, and mature in 2021.

At December 31, 2020, the scheduled maturities of time deposits were as follows:

($ in thousands)
2021	$156,761
2022	47,518
2023	18,399
2024	4,338
2025	2,351
Thereafter	182

Total	$229,549

Included in time deposits at December 31, 2020 and 2019 were $73.1 million and $88.3 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (“CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow their deposits to be placed with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

Note 12: Short-Term Borrowings

($ in thousands)	2020	2019
Securities Sold Under Repurchase Agreements	$20,189	$12,945

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. Securing these obligations are agency securities of $10.7 million and $4.5 million for 2020 and 2019, respectively, and mortgage-backed securities of $17.5 million and $15.0 million for 2020 and 2019, respectively, which are held at FHLB. This collateral has maturities from 2022 through 2061. At December 31, 2020, these repurchase agreements totaled $20.2 million. The maximum amount of outstanding agreements at any month end during 2020 and 2019 totaled $25.6 million and $22.7 million, respectively, and the monthly average of such agreements totaled $20.8 million and $15.3 million, respectively. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window by pledging either securities or loans as collateral. As of December 31, 2020, there was no collateral pledged or borrowings drawn at the Discount Window.

The Company participated in the PPP initiative and also has the ability to borrow from the Federal Reserve’s special purpose Paycheck Protection Program Liquidity Facility (“PPPLF”) for additional funding. At December 31, 2020, the Company had no borrowings from the PPPLF.

At December 31, 2020 and December 31, 2019, the Company had $41.0 million in federal funds lines, of which none were drawn.

Note 13: Federal Home Loan Bank Advances

The FHLB advances were secured by $147.1 million in mortgage loans at December 31, 2020. Advances, at interest rates from 2.77 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at December 31, 2020, were:

($ in thousands)	Debt
2021	$2,500
2022	3,000
2023	2,500
Total	$8,000

Note 14: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at anytime without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of December 31, 2020 and 2019 was $10.3 million, with a maturity date of September 15, 2035.

Note 15: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
($ in thousands)	2020	2019
Taxes currently payable	$5,939	$2,938
Deferred provision	(2,444)	(279)
Income tax expense	$3,495	$2,659

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
($ in thousands)	2020	2019
Computed at the statutory rate (21%)	$3,872	$3,073
Increase (decrease) resulting from
Tax exempt interest	(91)	(113)
BOLI income	(65)	(71)
Stock compensation	(39)	(45)
Other	(182)	(185)
Actual tax expense	$3,495	$2,659

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	For The Year Ended December 31,
($ in thousands)	2020	2019
Deferred tax assets
Allowance for loan losses	$2,641	$1,838
Net deferred loan fees	298	53
Section 475 MTM	645	209
Accrued bonus	375	192
Other	714	258
	4,673	2,550
Deferred tax liabilities
Depreciation	(1,168)	(1,009)
Mortgage servicing rights	(1,668)	(2,378)
Unrealized gains on available-for-sale securities	(587)	(175)
Purchase accounting adjustments	(1,628)	(1,227)
Prepaids	(465)	(447)
FHLB stock dividends	(288)	(288)
	(5,804)	(5,524)
Net deferred tax liability	$(1,131)	$(2,974)

Note 16: Accumulated Other Comprehensive Income

The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31:

($ in thousands)	2020	2019	Affected Line Item in Income Statement
Realized gains included in net income	$-	$206	Gains on investment securities
	-	206	Income before income taxes
Tax effect	-	(43)	Provision for income taxes
Net of Tax	$-	$163	Net income

Note 17: Regulatory Matters

As of December 31, 2020, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2020 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for the State Bank only as the Company is exempt from quarterly reporting at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Tier I Capital to average assets	$119,480	9.94%	$48,099	4.0%	$60,123	5.0%
Tier I Common equity capital to risk-weighted assets	119,480	12.91%	41,651	4.5%	60,162	6.5%

Tier I Capital to risk-weighted assets	119,480	12.91%	55,534	6.0%	74,046	8.0%
Total Risk-based capital to risk-weighted assets	131,062	14.16%	74,046	8.0%	92,557	10.0%

As of December 31, 2019
Tier I Capital to average assets	$116,884	11.36%	$41,165	4.0%	$51,456	5.0%
Tier I Common equity capital to risk-weighted assets	116,884	12.46%	42,204	4.5%	60,962	6.5%

Tier I Capital to risk-weighted assets	116,884	12.46%	56,273	6.0%	75,030	8.0%
Total Risk-based capital to risk-weighted assets	125,639	13.40%	75,030	8.0%	93,788	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50 percent at December 31, 2020. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2020, State Bank met all capital adequacy requirements to which they are subject.

Note 18: Employee Benefits

The Company has instituted a long-term incentive program, with the objective of rewarding senior management with restricted shares of the Company, in addition to the existing stock option program (see Note 19 to the Consolidated Financial Statements).

The Company has a retirement savings 401(k) plan covering substantially all employees. The Company contributes a safe harbor matching contribution equal to 100% of an employees’ salary deferral amounts up to 4% of the employees’ eligible compensation. Employees are immediately vested in their voluntary contributions and in any Company safe harbor matching contributions. Any discretionary contribution made by the Company is fully vested after three years of credited service. Employer contributions charged to expense for 2020 and 2019 were $0.7 million and $0.6 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.3 million and $0.3 million for 2020 and 2019, respectively.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between the Company and the insured’s beneficiary. The Company owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled $17.5 million and $17.2 million at December 31, 2020 and 2019, respectively.

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

Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2020 and 2019, were 412,402 and 415,286, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2020 and 2019 was $0.2 million and $0.0 million, respectively.

Note 19: Share Based Compensation Plan

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

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”), which was approved by the shareholders in April 2008, permitted the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock for up to 250,000 Common Shares of the Company.

The 2008 and 2017 Plans are intended to advance the interests of the Company and its shareholders by offering employees, directors and advisory board members of the Company and its subsidiaries an opportunity to acquire or increase their ownership interest in the Company through grants of equity-based awards. The 2008 and 2017 Plans permit equity-based awards to be used to attract, motivate, reward and retain highly competent individuals upon whose judgment, initiative, leadership and efforts are key to the success of the Company by encouraging those individuals to become shareholders of the Company.

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. No options were granted in 2020 or 2019. There was no compensation expense charged against income with respect to option awards under the Plans for 2020 or 2019.

A summary of incentive stock option activity under the 2008 and 2017 Plans as of December 31, 2020 and changes during the year ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value

Outstanding, beginning of year	28,250	$6.98
Granted	-	-
Exercised	(26,950)	6.98
Forfeited	-	-
Expired	(1,300)	6.98

Outstanding, end of year	-	$-	-	$-

Exercisable, end of year	-	$-	-	$-

During 2020, the 26,950 option shares exercised had a total intrinsic value of $0.3 million and the cash received from these exercised options was $0.2 million. The tax benefit from these transactions was immaterial.

As of December 31, 2020, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

The Long Term Incentive (“LTI”) Plan awards restricted stock in the Company to certain key executives under the 2008 and 2017 Plans. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2020 and 2019, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the LTI Plan was $0.4 million and $0.4 million for 2020 and 2019, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.1 million for 2020 and 2019, respectively.

A summary of restricted stock activity under the Company’s LTI Plan as of December 31, 2020 (issued under both the 2008 and 2017 plan) and changes during the year ended is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, beginning of year	43,741	$17.41
Granted	16,442	19.57
Vested	(22,451)	17.18
Forfeited	(2,954)	18.01

Nonvested, end of year	34,778	$18.52

As of December 31, 2020, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 and 2017 Plans which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.66 years.

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

The Company paid its last dividend on the depositary shares (and underlying Series A Preferred Shares) on December 15, 2019. No further dividends were accrued, declared or paid on the depositary shares or underlying Series A Preferred Shares following the December 26, 2019 Conversion Date.

Note 21: Disclosures About Fair Value of Assets and Liabilities

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

Available-for-sale securities

The fair value of available-for-sale securities are determined by various valuation methodologies. Level 2 securities include U.S. government agencies, mortgage-backed securities, obligations of political and state subdivisions, and corporate securities. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2020 and 2019:

($ in thousands)	Fair Values at 12/31/2020	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$6,864	$-	$6,864	$-
Mortgage-backed securities	127,761	-	127,761	-
State and political subdivisions	12,275	-	12,275	-
Other corporate securities	2,506	-	2,506	-
Interest rate contracts - assets	7,962	-	7,962	-
Interest rate contracts - liabilities	(7,962)	-	(7,962)	-
Forward contracts	(265)	(265)	-	-
IRLCs	278	-	-	278

($ in thousands)	Fair Values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$12,202	$-	$12,202	$-
Mortgage-backed securities	78,182	-	78,182	-
State and political subdivisions	10,564	-	10,564	-
Interest rate contracts - assets	2,846	-	2,846	-
Interest rate contracts - liabilities	(2,846)	-	(2,846)	-
Forward contracts	(32)	(32)	-	-
IRLCs	55	-	-	55

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral from a list of preapproved appraisers, which are reviewed for accuracy and consistency by the Company. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at December 31, 2020 and 2019.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2020 and 2019:

($ in thousands)	Fair values at 12/31/2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,544	$-	$-	$3,544
Mortgage servicing rights	7,759	-	-	7,759

($ in thousands)	Fair values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,527	$-	$-	$2,527
Mortgage servicing rights	5,084	-	-	5,084

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2020 and 2019:

	Fair value at	Valuation		Range (weighted-
($ in thousands)	31-12-2020	technique	Unobservable inputs	average)
Collateral-dependent impaired loans	$3,544	Market comparable properties	Comparability adjustments (%)	0 - 43% (22)%
Mortgage servicing rights	7,759	Discounted cash flow	Discount Rate	8.28%
			Constant prepayment rate	20.87%
			P&I earnings credit	0.14%
			T&I earnings credit	0.24%
			Inflation for cost of servicing	1.50%

IRLCs	278	Discounted cash flow	Loan closing rates	49% - 100%

	Fair Value at	Valuation		Range (weighted-
($ in thousands)	31-12-2019	technique	Unobservable inputs	average)
Collateral-dependent impaired loans	$2,527	Market comparable properties	Comparability adjustments (%)	2 - 62% (28)%
Mortgage servicing rights	5,084	Discounted cash flow	Discount Rate	9.36%
			Constant prepayment rate	10.19%
			P&I earnings credit	1.78%
			T&I earnings credit	1.93%
			Inflation for cost of servicing	1.50%

IRLCs	55	Discounted cash flow	Loan closing rates	66% - 100%

The mortgage servicing rights portfolio is measured for fair value by an independent third party. The valuation of the portfolio hinges on a number of quantitative factors. These factors include, but are not limited to, a discount rate applied to the cash flows, and an assumption of future principal prepayments. The prepayment assumptions are based upon the historical performance of the Company’s portfolio as well as market metrics. With interest rates decreasing during 2020, the mortgage servicing rights have decreased in value. The servicing rights have had an increase in prepayments and the 10.68 percent increase in the constant prepayment rate reflects the change in market rates. In addition, the earnings credit rates decreased as did the discount rate.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due From Banks, Interest Bearing Time Deposits, Federal Reserve and Federal Home Loan Bank Stock and Interest Receivable and Payable

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

Deposits, Repurchase Agreements & FHLB Advances

Deposits include demand deposits, savings accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate the Company could pay on similar instruments with similar terms and maturities at December 31, 2020 and 2019.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2020 and 2019 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2020	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$140,690	$140,690	$140,690	$-	$-
Interest bearing time deposits	5,823	5,823	-	5,823	-
Loans held for sale	7,234	7,508	-	7,508	-
Loans, net of allowance for loan losses	860,149	853,294	-	-	853,294
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	3,799	3,799	-	3,799	-

Financial liabilities
Deposits	$1,049,011	$1,050,558	$819,462	$231,096	$-
Short term borrowings	20,189	20,189	-	20,189	-
FHLB advances	8,000	8,257	-	8,257	-
Trust preferred securities	10,310	8,394	-	8,394	-
Interest payable	616	616	-	616	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2019	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,064	$27,064	$27,064	$-	$-
Loans held for sale	7,258	7,419	-	7,419	-
Loans, net of allowance for loan losses	816,755	804,808	-	-	804,808
Federal Reserve and FHLB Bank stock, at cost	4,648	4,648	-	4,648	-
Interest receivable	3,106	3,106	-	3,106	-

Financial liabilities
Deposits	$840,219	$840,272	$582,466	$257,806	$-
Repurchase agreements	12,945	12,945	-	12,945	-
FHLB advances	16,000	16,149	-	16,149	-
Trust preferred securities	10,310	9,201	-	9,201	-
Interest payable	1,191	1,191	-	1,191	-

Note 22: Parent Company Financial Information

Presented below is condensed financial information of the parent company only:

Condensed Balance Sheets

($ in thousands)	2020	2019
Assets
Cash & cash equivalents	$2,178	$7,457
Investment in banking subsidiaries	143,244	134,244
Investment in nonbanking subsidiaries	5,617	4,883
Other assets	3,229	192

Total assets	$154,268	$146,776
Liabilities
Trust preferred securities	$10,000	$10,000
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	1,035	372

Total liabilities	11,345	10,682

Stockholders’ equity	142,923	136,094

Total liabilities and stockholders’ equity	$154,268	$146,776

Condensed Statements of Income

($ in thousands)	2020	2019
Dividends from subsidiaries:
Banking subsidiaries	$24,025	$6,000
Nonbanking subsidiaries	-	575
Total income	24,025	6,575

Expenses
Interest expense	256	414
Other expense	2,950	1,773
Total expenses	3,206	2,187
Income before income tax	20,819	4,388
Income tax benefit	(712)	(508)
Income before equity in undistributed income of subsidiaries	21,531	4,896

Equity in undistributed income of subsidiaries
Banking subsidiaries	(8,071)	6,526
Nonbanking subsidiaries	1,484	551
Total	(6,587)	7,077
Net income	14,944	11,973
Preferred stock dividends	-	950
Net income available to common shareholders	$14,944	$11,023

Condensed Statements of Comprehensive Income

($ in thousands)	2020	2019
Net income	$14,944	$11,973
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	1,963	1,327
Related tax (expense) benefit	(412)	(279)
Less: reclassification adjustment for gain realized in income	-	206
Related tax expense	-	(43)
Net effect on other comprehensive income	1,551	1,211
Total comprehensive income	$16,495	$13,184

Condensed Statements of Cash Flows

($ in thousands)	2020	2019
Operating activities
Net income	$14,944	$11,973
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	6,587	(7,077)
Stock compensation expense	382	417
Other assets	(2,287)	32
Other liabilities	663	(884)
Net cash provided by operating activities	20,289	4,461

Investing activities
Capital contributed to banking subsidiary	(15,520)	-
Capital contributed to nonbanking subsidiary	-	(3,100)
Net cash used in investing activities	(15,520)	(3,100)

Financing activities
Dividends on common shares	(3,070)	(2,331)
Dividends on preferred shares	-	(950)
Proceeds from issuance of common shares	-	139
Conversion of preferred shares	-	(1)
Proceeds from share-based compensation plans	188	251
Repurchase of common shares	(7,166)	(5,050)
Net cash used in financing activities	(10,048)	(7,942)

Net change in cash and cash equivalents	(5,279)	(6,581)
Cash and cash equivalents at beginning of year	7,457	14,038
Cash and cash equivalents at end of year	$2,178	$7,457

Note 23: Quarterly Financial Information

Quarterly Financial Information (unaudited)

Years ended December 31,

($ in thousands, except per share data)

2020	December	September	June	March
Interest income	$10,589	$10,807	$10,595	$10,644
Interest expense	1,338	1,548	1,723	2,096
Net interest income	9,251	9,259	8,872	8,548
Provision for loan losses	800	1,800	1,300	600
Noninterest income	8,902	10,418	8,615	2,161
Noninterest expense	10,684	11,335	11,662	9,406
Income tax expense	1,311	1,292	870	22
Net income	5,358	5,250	3,655	681
Preferred share dividend	-	-	-	-
Net income available to common	$5,358	$5,250	$3,655	$681

Basic earnings per common share	$0.71	$0.69	$0.47	$0.09
Diluted earnings per common share	$0.71	$0.69	$0.47	$0.09
Dividends per share	$0.105	$0.100	$0.100	$0.095

2019	December	September	June	March
Interest income	$11,205	$11,546	$11,151	$10,498
Interest expense	2,609	2,488	2,319	2,158
Net interest income	8,596	9,058	8,832	8,340
Provision for loan losses	300	300	200	-
Noninterest income	5,959	5,366	3,691	3,000
Noninterest expense	10,176	9,500	9,108	8,626
Income tax expense	721	862	588	488
Net income	3,358	3,762	2,627	2,226
Preferred share dividend	230	233	243	244
Net income available to common	$3,128	$3,529	$2,384	$1,982

Basic earnings per common share	$0.48	$0.55	$0.37	$0.31
Diluted earnings per common share	$0.42	$0.48	$0.33	$0.28
Dividends per share	$0.095	$0.090	$0.090	$0.085

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowances for Loan Losses

Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $12.6 million at December 31, 2020. The Company also describes in Note 1 of the consolidated financial statements the accounting policy around this estimate. The ALLL is an estimate of losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan and lease losses. The estimate consists of several key elements, which include: specific reserves for impaired loans, general reserves for each business lending division portfolio including percentage allocations for special attention loans and leases not deemed impaired, and reserves for pooled homogenous loans and leases, among others. The Company’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

We identified the valuation of the ALLL as a critical audit matter. Auditing the ALLL involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific reserves associated with impaired loans and assessing the appropriateness of loan grades.

How We Addressed the Matter in Our Audit

Our audit procedures related to the estimated allowance for loan losses included:

●	Testing the design of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans and management’s review controls over the ALLL balance

●	Testing clerical/computational accuracy of the formulas within the ALLL model.

●	Testing of completeness and accuracy of the information and reports utilized in the ALLL, including reports used in management review controls over the ALLL.

●	Computing an independent calculation of an acceptable range and comparing it to the Company’s estimate.

●	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.

●	Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal loan grading professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.

●	Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

Acquisition

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of a bank holding company and its wholly owned subsidiary during the year ended December 31, 2020 with total consideration of $15.5 million, including the recognition of $4.3 million of goodwill. As part of the acquisition, management determined that the acquisition qualified as a business and accordingly all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities required management to exercise significant judgment and the use of third-party specialists to estimate the fair value allocations.

We identified the acquisition and the valuation of acquired assets and assumed liabilities a critical audit matter. Auditing the acquisition transaction involved a high degree of subjectivity in evaluating management’s operational assumptions, fair value estimates, purchase price allocations and assessing the appropriateness of valuation models.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining and reviewing executed Plan and Agreement of Merger documents to gain an understanding of the underlying terms of the consummated acquisition;

●	Obtaining and reviewing management’s reconciliation procedures of significant accounts and testing of completion procedures performed and asset/liability identification considerations made;

●	Testing management’s computation of purchase price and determination of goodwill recognized focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

●	Obtaining and reviewing valuation estimates prepared by specialists engaged by the Company, and challenging management’s review of the appropriateness of the valuations assessed and allocation to assets acquired and liabilities assumed. The procedures included but were not limited to, testing critical inputs, including key assumptions applied and the valuation models utilized by the Company’s specialists;

●	Utilization of our internal specialists to assist with testing and challenging the related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

●	Reviewing and evaluating the adequacy of the disclosures made in the footnotes related to the acquisition.

Goodwill Impairment Analysis

The Company’s goodwill totaled $22.1 million at December 31, 2020. As discussed in Notes 1 and 8 to the consolidated financial statements, goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. During the third quarter of 2020, the Company’s market value fell below book value, which caused the Company to engage a third-party valuation specialist to perform a quantitative assessment of the reporting unit’s value as of September 30, 2020. The Company performed an additional qualitative assessment as of March 31, 2020, June 30, 2020 and December 31, 2020. Based on each of these assessments, the Company’s reporting segment’s fair value exceeded the carrying value and no goodwill impairment was recorded.

We identified the valuation of goodwill as a critical audit matter due to the subjective nature of the assumptions used to estimate the reporting unit’s fair value. The Company’s estimate of future cash flows is based on multiple assumptions, such as revenue growth projections and the ability to adhere to anticipated expense levels, as well as the selected discount rate and terminal value, which are sensitive to changes in expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

To test the estimated fair value of the Company’s reporting unit, with the support from our internal valuation specialists, we performed audit procedures that included, among others:

●	Assessing methodologies selected by management and testing the significant assumptions discussed above.

●	Testing the accuracy of the underlying data used by the Company in its analysis.

●	Comparing the significant assumptions used by management to current industry and economic trends.

●	Performing sensitivity analyses of significant assumptions to evaluate changes in the fair value estimate of the reporting unit resulting from changes in the assumptions.

●	Testing management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ BKD, LLP

We have served as the Company’s auditor since 2002.

Indianapolis, IN

March 8, 2021

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

With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December, 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

This Annual Report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 21, 2021 (the “2021 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2021 Annual Meeting (the “2021 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Information about our Executive Officers.”

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

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit & Risk Management Committee” in the Company’s 2021 Proxy Statement.

Item 11. Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2021 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “EQUITY INCENTIVE PLAN INFORMATION”, “DIRECTOR COMPENSATION”, and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2021 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. 2008 Stock Incentive Plan (the “2008 Plan”) was approved by the shareholders of the Company at the 2008 Annual Meeting of Shareholders.

The SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”) was approved by the shareholders of the Company at the 2017 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2020, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Equity compensation plans approved by security holders
($ in thousands, except per share data)		2017 Plan	2008 Plan	Total

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	-	-	-

b)	Weighted-average exercise price of outstanding options, warrants and rights	$-	$-	$-

c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	444,541	-	444,541

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2021 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2021 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2021 Proxy Statement under the caption “AUDIT & RISK MANAGEMENT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT & RISK MANAGEMENT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Report of Independent Registered Public Accounting Firm (BKD, LLP), Opinion on Financial Statements

●	Consolidated Balance Sheets as of December 31, 2020 and 2019

●	Consolidated Statements of Income for the Years ended December 31, 2020 and 2019

●	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2020 and 2019

●	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2020 and 2019

●	Consolidated Statements of Cash Flows for Years ended December 31, 2020 and 2019

●	Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 16. Form 10-K Summary.

Not Applicable.

Exhibits

Exhibit No.	Description	Location

3.1	Amended Articles of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 01-36785).

3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Incorporate herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785).

3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507).

3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507).

3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507).

3.7	Amended Articles of the Company, as amended (reflecting amendments through November 6, 2014) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Incorporate herein by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 01-36785).

3.8	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.9	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

Exhibit No.	Description	Location

4.1	Form of Certificate for 6.50% Noncumulative Convertible Perpetual Preferred Shares, Series A, of the Company	Incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879).

4.2	Form of Depositary Receipt of the Company	Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879).

4.3	Deposit Agreement, dated November 6, 2014, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. as Depositary, and the Holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879).

4.4	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.5	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.6	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.7	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

4.8	Description of Common Shares of the Company	Filed herewith.

10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	2008 Stock Incentive Plan of the Company	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.3*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K for the fiscal year ended April 22, 2008 (File No. 0-13507).

Exhibit No.	Description	Location

10.4*	Form of Incentive Stock Option Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.5*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.6*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.7*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.8*	Amended and Restated Employment Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.9*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.10*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.11*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Jonathan R. Gathman	Exhibit 10.2(c) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.12*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.13*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.14*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Mark A. Klein	Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

Exhibit No.	Description	Location

10.15*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.16*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507).

10.17*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507).

10.18*	SB Financial Group 2017 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 01-36785).

11	Statement Regarding Computation of Per Share Earnings	Included in Note 2 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.

13	2019 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

101	The following materials from SB Financial Group Inc.’s 2020 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (extensible business reporting language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) the Consolidated Statements of Income for the years ended December 31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: March 8, 2021	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Company”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2020, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 8, 2021	Chairman, President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 8, 2021	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ George W. Carter	March 8, 2021	Director
George W. Carter

/s/ Robert A. Fawcett, Jr.	March 8, 2021	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 8, 2021	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 8, 2021	Director
Richard L. Hardgrove

/s/ Tom R. Helberg	March 8, 2021	Director
Tom R. Helberg

/s/ Rita A. Kissner	March 8, 2021	Director
Rita A. Kissner

/s/ Mark A. Klein	March 8, 2021	Director
Mark A. Klein

/s/ William G. Martin	March 8, 2021	Director
William G. Martin

/s/ Timothy J. Stolly	March 8, 2021	Director
Timothy J. Stolly

Date:	March 8, 2021