Form 10-Q
period 2021-03-31
SB FINANCIAL GROUP, INC.
filed 2021-05-07
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 7,230,953 Outstanding at May 7, 2021	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	March 2021	December 2020
($ in thousands)	(unaudited)	(audited)
Assets
Cash and due from banks	$206,036	$140,690
Interest bearing time deposits	3,562	5,823
Available-for-sale securities	177,918	149,406
Loans held for sale	8,689	7,234
Loans, net of unearned income	848,176	872,723
Allowance for loan losses	(13,326)	(12,574)
Premises and equipment, net	23,233	23,557
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,303	5,303
Foreclosed assets held for sale, net	43	23
Interest receivable	3,371	3,799
Goodwill	22,091	22,091
Cash value of life insurance	17,651	17,530
Mortgage servicing rights	10,490	7,759
Other assets	12,630	14,475

Total assets	$1,325,867	$1,257,839

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$273,026	$251,649
Interest bearing demand	191,593	176,785
Savings	218,260	174,864
Money market	249,088	216,164
Time deposits	188,229	229,549
Total deposits	1,120,196	1,049,011

Short-term borrowings	24,321	20,189
Federal Home Loan Bank advances	8,000	8,000
Trust preferred securities	10,310	10,310
Interest payable	489	616
Other liabilities	18,585	26,790
Total liabilities	1,181,901	1,114,916

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2021 - 0 shares outstanding, 2020 - 0 shares outstanding	-	-
Common stock, no par value; authorized 10,000,000 shares; 2021 - 8,180,712 shares issued, 2020 - 8,180,712 shares issued	54,463	54,463
Additional paid-in capital	14,755	14,845
Retained earnings	90,883	84,578
Accumulated other comprehensive income (loss)	(457)	2,210
Treasury stock, at cost; (2021 - 938,705 common shares, 2020 - 808,456 common shares)	(15,678)	(13,173)
Total shareholders’ equity	143,966	142,923
Total liabilities and shareholders’ equity	$1,325,867	$1,257,839

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

	Three Months Ended
	March	March
($ in thousands, except per share data)	2021	2020
Interest Income
Loans
Taxable	$9,926	$9,795
Tax exempt	48	79
Securities
Taxable	643	692
Tax exempt	88	78
Total interest income	10,705	10,644

Interest Expense
Deposits	962	1,880
Repurchase agreements & other	11	28
Federal Home Loan Bank advance expense	56	100
Trust preferred securities expense	51	88
Total interest expense	1,080	2,096

Net Interest Income	9,625	8,548
Provision for loan losses	750	600

Net interest income after provision for loan losses	8,875	7,948

Noninterest Income
Wealth management fees	912	768
Customer service fees	758	682
Gain on sale of mortgage loans & OMSR	5,859	1,949
Mortgage loan servicing fees, net	2,378	(2,052)
Gain on sale of non-mortgage loans	17	104
Title insurance income	521	265
Loss on sale/disposal of assets	(2)	(46)
Other income	479	491
Total noninterest income	10,922	2,161

Noninterest Expense
Salaries and employee benefits	6,620	5,427
Net occupancy expense	740	698
Equipment expense	732	700
Data processing fees	534	548
Professional fees	764	757
Marketing expense	135	208
Telephone and communications	154	115
Postage and delivery expense	111	115
State, local and other taxes	323	254
Employee expense	153	184
Other expenses	643	400
Total noninterest expense	10,909	9,406

Income before income tax	8,888	703

Provision for income taxes	1,807	22

Net Income	$7,081	$681

Net income available to common shareholders	$7,081	$681

Basic earnings per common share	$0.97	$0.09

Diluted earnings per common share	$0.97	$0.09

Average common shares outstanding (in thousands):
Basic:	7,317	7,749
Diluted:	7,335	7,756

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March	March
($ in thousands)	2021	2020

Net income	$7,081	$681
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on securities available-for-sale	(3,377)	1,759
Related income tax effect	710	(369)
Other comprehensive income (loss), net of tax	(2,667)	1,390
Total comprehensive income	$4,414	$2,071

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2021	$-	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923
Net income				7,081			7,081
Other comprehensive loss					(2,667)		(2,667)
Dividends on common, $0.105 per share				(776)			(776)
Restricted stock vesting			(213)			213	-
Repurchased stock						(2,718)	(2,718)
Stock based compensation expense			123				123
March 31, 2021	$-	$54,463	$14,755	$90,883	$(457)	$(15,678)	$143,966

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2020	$-	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094
Net income				681			681
Other comprehensive income					1,390		1,390
Dividends on common, $0.095 per share				(744)			(744)
Restricted stock vesting			(225)			225	-
Stock options exercised			(253)			441	188
Repurchased stock						(1,814)	(1,814)
Stock based compensation expense			110				110
March 31, 2020	$-	$54,463	$14,655	$72,641	$2,049	$(7,903)	$135,905

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Consolidated Statements of Cash Flows

($ in thousands)	Three Months Ended March 31,
	2021	2020
Operating Activities
Net Income	$7,081	$681
Items not requiring (providing) cash
Depreciation and amortization	489	477
Provision for loan losses	750	600
Expense of share-based compensation plan	123	110
Amortization of premiums and discounts on securities	280	70
Amortization of intangible assets	17	2
Amortization of originated mortgage servicing rights	1,187	597
Impairment (recovery) of mortgage servicing rights	(2,706)	2,212
Proceeds from sale of loans held for sale	136,708	84,476
Originations of loans held for sale	(133,500)	(87,259)
Gain from sale of loans	(5,876)	(2,053)
Loss on sales of assets	2	46
Changes in
Interest receivable	428	166
Other assets	2,467	(7,089)
Interest payable & other liabilities	(8,332)	2,317
Net cash used in operating activities	(882)	(4,647)

Investing Activities
Purchases of available-for-sale securities	(44,143)	(45,065)
Proceeds from maturities of interest bearing time deposits	2,261	-
Proceeds from maturities of available-for-sale securities	11,975	39,975
Net change in loans	24,524	(5,656)
Purchase of premises, equipment	(165)	(691)
Purchase of bank owned life insurance	(50)	-
Proceeds from sale of foreclosed assets	3	175
Net cash used in investing activities	(5,595)	(11,262)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	112,505	30,248
Net decrease in time deposits	(41,320)	(6,576)
Net increase in short term borrowings	4,132	23,936
Net proceeds from share-based compensation plans	-	188
Stock repurchase plan	(2,718)	(1,814)
Dividends on common shares	(776)	(744)
Net cash provided by financing activities	71,823	45,238
Increase in cash and cash equivalents	65,346	29,329
Cash and cash equivalents, beginning of period	140,690	27,064
Cash and cash equivalents, end of period	$206,036	$56,393
Supplemental cash flow information
Interest paid	$1,207	$2,156
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$25	$5

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, including The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). RDSI is presently inactive and has had no material operations or employees since January 1, 2018. In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), which is inactive, and State Bank Insurance, LLC (“SBI”).

In June 2020, the Company acquired Edon Bancorp and its subsidiary, The Edon State Bank Company of Edon, Ohio (collectively, “Edon”), which were merged with and into the Company and State Bank, respectively. This acquisition was completed effective June 5, 2020, and the acquisition resulted in an increase in goodwill, which is detailed in Note 8. The business combination summary is detailed in Note 3.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2021, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2020 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

New and applicable accounting pronouncements:

ASU No. 2020-01: Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323 and Topic 815

This guidance was issued in January 2020 to clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for years beginning after December 15, 2020. The new standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2018, the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, and the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.

On November 15, 2019, the FASB delayed the effective date for certain small public companies and other private companies. As the Company is currently a smaller reporting company, the amendment will delay the effective date of ASU No. 2016-13 to the Company’s fiscal year beginning January 1, 2023.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2021 or 2020. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below:

	Three Months Ended Mar. 31,
($ and outstanding shares in thousands - except per share data)	2021	2020

Distributed earnings allocated to common shares	$776	$744
Undistributed (in excess of) earnings allocated to common shares	6,299	(67)

Net earnings allocated to common shares	7,075	677
Net earnings allocated to participating securities	6	4

Net Income allocated to common shares and participating securities	$7,081	$681

Weighted average shares outstanding for basic earnings per share	7,317	7,749
Dilutive effect of stock compensation	18	7

Weighted average shares outstanding for diluted earnings per share	7,335	7,756

Basic earnings per common share	$0.97	$0.09

Diluted earnings per common share	$0.97	$0.09

NOTE 3 – BUSINESS COMBINATION

Effective June 5, 2020, the Company acquired Edon Bancorp and its subsidiary, The Edon State Bank Company of Edon, Ohio. Edon was headquartered in Edon, Ohio and had one retail banking office. At the closing of the acquisition, Edon Bancorp was merged with and into the Company, with the Company surviving, and Edon State Bank (“Edon State Bank”) was merged with and into State Bank, with State Bank surviving. Under the terms of the merger agreement, shareholders of Edon received fixed consideration of $103.50 in cash for each share of Edon common stock for total consideration of $15.5 million. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

In accordance with ASC 805, the Company expensed approximately $1.2 million of direct acquisition costs during the three months ended June 30, 2020, and no additional merger expense was recorded in the three months ended March 31, 2021. The $1.2 million in merger expense is split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $4.3 million of goodwill and $0.7 million of intangible assets in the second quarter of 2020. The Company was able to increase both its deposit and loan base and acquire new households in a new market. It is expected that this transaction will result in business synergies and economies of scale. The acquisition was consistent with the Company’s strategy to expand its presence in Northwest Ohio and to increase profitability by introducing existing products and services to the acquired customer base. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

The following table summarizes the fair value of the total consideration transferred as part of the acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the Edon transaction based on assumptions that are subject to change as management continues to evaluate relevant information as it becomes available. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, relevant information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be recorded in the reporting period in which the adjustment amounts are determined. Potential adjustments, if any, will be related to assets that may have changes to valuation amounts that were not readily determinable at acquisition date.

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

Pro Forma Financial Information

The results of operations of Edon have been included in the Company’s consolidated financial statements since the acquisition date of June 5, 2020. The following schedule includes the pro forma results for the three months ended March 31, 2021 and 2020, as if the Edon acquisition had occurred as of the beginning of the reporting periods presented. The acquisition would have added less than $0.1 million in revenue and earnings to the Company for the three months ended March 31, 2020.

Summary of Operations	Three Months Ended
($ in thousands)	Mar. 2021	Mar. 2020

Net interest income	$9,625	$8,885
Provision for loan losses	750	600

Net interest income after provision	$8,875	$8,285

Non interest income	10,922	2,188
Non interest expense	10,909	9,687

Income before income taxes	$8,888	$786
Income tax expense*	1,807	39

Net income	$7,081	$747

Basic earnings per share	$0.97	$0.10
Diluted earnings per share	$0.97	$0.10

*	Income tax expense for Edon calculated using a 21% statuatory rate

Note 4 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2021 and December 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2021:
U.S. Treasury and Government agencies	$9,062	$221	$-	$9,283
Mortgage-backed securities	155,395	1,089	(2,286)	154,198
State and political subdivisions	11,541	475	(24)	11,992
Other corporate securities	2,500	-	(55)	2,445

Totals	$178,498	$1,785	$(2,365)	$177,918

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2020:
U.S. Treasury and Government agencies	$6,541	$323	$-	$6,864
Mortgage-backed securities	125,973	1,845	(57)	127,761
State and political subdivisions	11,595	680	-	12,275
Other corporate securities	2,500	6	-	2,506

Totals	$146,609	$2,854	$(57)	$149,406

The amortized cost and fair value of securities available for sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$3,943	$3,993
Due after one year through five years	3,654	3,719
Due after five years through ten years	10,124	10,356
Due after ten years	5,382	5,652
	23,103	23,720
Mortgage-backed securities	155,395	154,198

Totals	$178,498	$177,918

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $61.6 million at March 31, 2021 and $53.7 million at December 31, 2020. The fair value of securities delivered for repurchase agreements was $32.2 million at March 31, 2021 and $28.2 million at December 31, 2020.

There were no realized gains and losses from sales of available-for-sale securities for the three months ended March 31, 2021 or March 31, 2020.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $112.7 million at March 31, 2021, and $27.3 million at December 31, 2020, which was approximately 63 and 18 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020 are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	108,758	(2,283)	689	(3)	109,447	(2,286)
State and political subdivisions	842	(24)	-	-	842	(24)
Other corporate securities	2,445	(55)	-	-	2,445	(55)

Totals	$112,045	$(2,362)	$689	$(3)	$112,734	$(2,365)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	26,582	(54)	717	(3)	27,299	(57)
State and political subdivisions	-	-	-	-	-	-
Other corporate securities	-	-	-	-	-	-

Totals	$26,582	$(54)	$717	$(3)	$27,299	$(57)

The total unrealized loss in the securities portfolio was $2.4 million as of March 31, 2021 compared to a $0.06 million unrealized loss at December 31, 2020. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of March 31, 2021.

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

Categories of loans at March 31, 2021 and December 31, 2020 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	March 2021	December 2020	March 2021	December 2020

Commercial & industrial	$179,841	$204,767	$615	$902
Commercial real estate - owner occupied	119,749	113,169	1,450	1,450
Commercial real estate - nonowner occupied	265,509	257,651	952	962
Agricultural	48,374	55,235	-	-
Residential real estate	177,109	182,165	2,138	2,704
Home equity line of credit (HELOC)	44,706	46,310	449	390
Consumer	13,507	14,847	31	18

Total loans	$848,795	$874,144	$5,635	$6,426

Net deferred costs (fees)	$(619)	$(1,421)

Total loans, net deferred costs (fees)	$848,176	$872,723

Allowance for loan losses	$(13,326)	$(12,574)

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

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2021 and March 31, 2020, and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2021 and December 31, 2020.

($ in thousands)

For the Three Months Ended March 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574
Charge offs	-	-	-	(21)	(31)	(52)
Recoveries	-	-	-	49	5	54
Provision	(115)	726	(23)	46	116	750
Ending balance	$2,959	$6,177	$473	$2,608	$1,109	$13,326

For the Three Months Ended March 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,883	$3,602	$434	$2,203	$633	$8,755
Charge offs	(388)	-	-	-	(12)	(400)
Recoveries	1	-	-	1	1	3
Provision (credit)	153	66	41	238	102	600
Ending balance	$1,649	$3,668	$475	$2,442	$724	$8,958

Loans Receivable at March 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$174	$-	$90	$3	$267
Ending balance:
collectively evaluated for impairment	$2,959	$6,003	$473	$2,518	$1,106	$13,059

Totals	$2,959	$6,177	$473	$2,608	$1,109	$13,326

Loans:
Ending balance:
individually evaluated for impairment	$590	$2,325	$-	$2,268	$151	$5,334
Ending balance:
collectively evaluated for impairment	$179,251	$382,933	$48,374	$174,841	$58,062	$843,461

Totals	$179,841	$385,258	$48,374	$177,109	$58,213	$848,795

Loans Receivable at December 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$174	$-	$160	$3	$337
Ending balance:
collectively evaluated for impairment	$3,074	$5,277	$496	$2,374	$1,016	$12,237

Totals	$3,074	$5,451	$496	$2,534	$1,019	$12,574

Loans:
Ending balance:
individually evaluated for impairment	$849	$2,202	$-	$2,746	$162	$5,959
Ending balance:
collectively evaluated for impairment	$203,918	$368,618	$55,235	$179,419	$60,995	$868,185

Totals	$204,767	$370,820	$55,235	$182,165	$61,157	$874,144

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of March 31, 2021 and December 31, 2020.

($ in thousands) March 31, 2021	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$177,989	$115,121	$258,320	$48,367	$173,993	$44,213	$13,465	$831,468
Special Mention (5)	1,371	3,178	3,309	-	-	-	11	7,869
Substandard (6)	147	-	2,928	7	3,087	493	31	6,693
Doubtful (7)	334	1,450	952	-	29	-	-	2,765
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$179,841	$119,749	$265,509	$48,374	$177,109	$44,706	$13,507	$848,795

December 31, 2020	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$202,543	$108,726	$250,405	$55,227	$178,575	$45,866	$14,807	$856,149
Special Mention (5)	1,485	2,993	3,338	-	-	-	14	7,830
Substandard (6)	151	-	3,026	8	3,560	444	26	7,215
Doubtful (7)	588	1,450	882	-	30	-	-	2,950
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$204,767	$113,169	$257,651	$55,235	$182,165	$46,310	$14,847	$874,144

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2021 and December 31, 2020.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2021	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$154	$-	$334	$488	$179,353	$179,841
Commercial real estate - owner occupied	-	-	1,450	1,450	118,299	119,749
Commercial real estate - nonowner occupied	213	-	698	911	264,598	265,509
Agricultural	7	-	-	7	48,367	48,374
Residential real estate	254	279	1,128	1,661	175,448	177,109
HELOC	133	66	219	418	44,288	44,706
Consumer	5	12	46	63	13,444	13,507
Total Loans	$766	$357	$3,875	$4,998	$843,797	$848,795

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2020	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$380	$-	$618	$998	$203,769	$204,767
Commercial real estate - owner occupied	-	-	1,450	1,450	111,719	113,169
Commercial real estate - nonowner occupied	-	141	699	840	256,811	257,651
Agricultural	8	-	-	8	55,227	55,235
Residential real estate	12	1,393	1,212	2,617	179,548	182,165
HELOC	190	74	198	462	45,848	46,310
Consumer	123	42	20	185	14,662	14,847
Total Loans	$713	$1,650	$4,197	$6,560	$867,584	$874,144

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

The following tables present impaired loan information as of and for the three months ended March 31, 2021 and 2020, and for the twelve months ended December 31, 2020:

($ in thousands)
Three Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
March 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$590	$1,386	$-	$1,598	$12
Commercial real estate - owner occupied	1,450	1,450	-	1,450	-
Commercial real estate - nonowner occupied	296	425	-	534	7
Agricultural	-	-	-	-	-
Residential real estate	1,549	1,693	-	1,843	7
HELOC	84	84		86	1
Consumer	5	5	-	7	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	579	579	174	579	-
Agricultural	-	-	-	-	-
Residential real estate	642	642	90	647	6
HELOC	62	62	3	75	1
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$590	$1,386	$-	$1,598	$12
Commercial real estate - owner occupied	$1,450	$1,450	$-	$1,450	$-
Commercial real estate - nonowner occupied	$875	$1,004	$174	$1,113	$7
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,191	$2,335	$90	$2,490	$13
HELOC	$146	$146	$3	$161	$2
Consumer	$5	$5	$-	$7	$-

($ in thousands)
Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	1,441	1,441	-	1,573	11
Commercial real estate - nonowner occupied	182	182	-	258	14
Agricultural	-	-	-	-	-
Residential real estate	1,017	1,084	-	1,243	64
HELOC	89	89		98	4
Consumer	7	7	-	12	1
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	579	579	174	579	3
Agricultural	-	-	-	-	-
Residential real estate	1,729	1,774	160	1,785	14
HELOC	66	66	3	83	6
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	$1,441	$1,441	$-	$1,573	$11
Commercial real estate - nonowner occupied	$761	$761	$174	$837	$17
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,746	$2,858	$160	$3,028	$78
HELOC	$155	$155	$3	$181	$10
Consumer	$7	$7	$-	$12	$1

	Three Months Ended
March 31, 2020	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$1,922	$15
Commercial real estate - owner occupied	1,362	-
Commercial real estate - nonowner occupied	473	3
Agricultural	-	-
Residential real estate	2,663	2
HELOC	15	-
Consumer	15	-
With a specific allowance recorded:
Commercial & industrial	249	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	-	-
Agricultural	-	-
Residential real estate	652	5
HELOC	-	-
Consumer	-	-
Totals:
Commercial & industrial	$2,171	$15
Commercial real estate - owner occupied	$1,362	$-
Commercial real estate - nonowner occupied	$473	$3
Agricultural	$-	$-
Residential real estate	$3,315	$7
HELOC	$15	$-
Consumer	$15	$-

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

During the three months ended March 31, 2021 and March 31, 2020, the Company had no new TDR activity.

There were no TDRs modified during the past twelve months that have subsequently defaulted.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which extends the duration of loan forbearance (deferral) agreements beyond the current three-month period before a loan is considered to be a TDR. As of March 31, 2021, the Company had approved four loan deferral requests for two clients with a total dollar amount of $4.9 million, which do not constitute TDRs as a result of the CARES Act.

NOTE 6 – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

The Company acquired loans in the acquisition of The Edon State Bank Company of Edon, Ohio, effective June 5, 2020. None of the acquired loans had evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would be collected.

The following table presents the carrying amount of the acquired loans included in the consolidated balance sheet as of March 31, 2021:

($ in thousands)	March 31, 2021
Commercial & industrial	$1,449
Commercial real estate - owner occupied	-
Commercial real estate - nonowner occupied	450
Agricultural	8,250
Residential real estate	2,919
HELOC	-
Consumer	66

Total loans	$13,134

Accretable yield, or income expected to be collected as of March 31, 2021 was $0.3 million.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.3 billion at March 31, 2021 and $1.3 billion at December 31, 2020. Contractually specified servicing fees of approximately $0.8 million and $0.8 million were included in mortgage loan servicing fees in the consolidated income statement for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2021	2020

Carrying amount, January 1	$7,759	$11,017
Mortgage servicing rights capitalized during the year	1,212	766
Mortgage servicing rights amortization during the year	(1,187)	(597)
Net change in valuation allowance	2,706	(2,212)
Carrying amount, March 31	$10,490	$8,974

Valuation allowance:
January 1	$4,892	$1,306
Increase (decrease)	(2,706)	2,212

March 31	$2,186	$3,518

NOTE 8 – GOODWILL

A summary of the activity in goodwill is presented below:

	Three Months Ended
	March 31, 2021	March 31, 2020
($ in thousands)	Carrying Amount	Carrying Amount

Beginning balance	$22,091	$17,792
Measurement period adjustments	-	-

Ending balance	$22,091	$17,792

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less that its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of September 30, 2020 and reevaluated as of December 31, 2020. The Company again reviewed goodwill as of March, 31, 2021 and the estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. No events or circumstances since the December 31, 2020 impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$90,857	$4,504	$87,687	$7,962
IRLCs	47,841	(414)	46,130	278
Total contracts	$138,698	$4,090	$133,817	$8,240

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$90,857	$(4,504)	$87,687	$(7,962)
Forward contracts	53,000	497	50,000	(265)
Total contracts	$143,857	$(4,007)	$137,687	$(8,227)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three months ended March 31, 2021 and 2020.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2021	2020
Interest rate swap contracts	Other income	$133	$180
Interest rate swap contracts	Other expense	-	-
IRLCs	Gain on sale of mortgage loans & OMSR	(692)	671
Forward contracts	Gain on sale of mortgage loans & OMSR	762	(1,053)

The following table shows the offsetting of financial assets and derivative assets at March 31, 2021 and December 31, 2020.

	Gross	Gross amounts offset	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized assets	in the consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2021
Interest rate swaps	$4,504	$-	$4,504	$-	$-	$4,504

December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$-	$7,962

The following table shows the offsetting of financial liabilities and derivative liabilities at March 31, 2021 and December 31, 2020.

	Gross	Gross amounts offset	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized liabilities	in the consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
March 31, 2021
Interest rate swaps	$4,504	$-	$4,504	$1,155	$5,740	$(2,391)

December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$8,896	$(934)

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	March 31, 2021	December 31, 2020

Securities Sold Under Repurchase Agreements	$24,321	$20,189
Totals	$24,321	$20,189

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. These securities have various maturity dates from 2022 through 2061. As of March 31, 2021, these repurchase agreements were secured by securities totaling $32.2 million. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window by pledging either securities or loans as collateral. As of March 31, 2021, there was no collateral pledged or borrowings drawn at the Discount Window.

The Company participated in the Paycheck Protection Program (“PPP”) and, as a result, has the ability to borrow from the Federal Reserve’s special purpose Paycheck Protection Program Liquidity Facility (“PPPLF”) for additional funding. At March 31, 2021, there were no borrowings from the PPPLF.

At March 31, 2021 and December 31, 2020, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES

The FHLB advances were secured by $146.6 million in mortgage loans at March 31, 2021. Advances, at interest rates from 2.77 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at March 31, 2021 were:

($ in thousands)	Debt
2021	$2,500
2022	3,000
2023	2,500
Total	$8,000

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of March 31, 2021 and December 31, 2020 was $10.3 million, with a maturity date of September 15, 2035.

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis, recognized in the accompanying consolidated balance sheets, as well as the general classifications of such assets pursuant to the valuation hierarchy.

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

Interest Rate Lock Commitments (IRLCs)

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020.

($ in thousands)	Fair Values at 3/31/21	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$9,283	$-	$9,283	$-
Mortgage-backed securities	154,198	-	154,198	-
State and political subdivisions	11,992	-	11,992	-
Other corporate securities	2,445	-	2,445	-
Interest rate contracts - assets	4,504	-	4,504	-
Interest rate contracts - liabilities	(4,504)	-	(4,504)	-
Forward contracts	497	497	-	-
IRLCs	(414)	-	-	(414)

($ in thousands)	Fair Values at 12/31/2020	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,864	$-	$6,864	$-
Mortgage-backed securities	127,761	-	127,761	-
State and political subdivisions	12,275	-	12,275	-
Other corporate securities	2,506	-	2,506	-
Interest rate contracts - assets	7,962	-	7,962	-
Interest rate contracts - liabilities	(7,962)	-	(7,962)	-
Forward contracts	(265)	(265)	-	-
IRLCs	278	-	-	278

Level 1 – Quoted Prices in Active Markets for Identical Assets

Level 2 – Significant Other Observable Inputs

Level 3 – Significant Unobservable Inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2021 and 2020.

	Interest Rate Lock Commitments for the Three Months Ended
($ in thousands)	2021	2020

Beginning balance January 1	$278	$55
Total realized gains (losses)
Change in fair value	(692)	671
Ending balance, March 31	$(414)	$726

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at March 31, 2021 and December 31, 2020.

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

($ in thousands)	Fair values at 3/31/2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$639	$-	$-	$639
Mortgage servicing rights	10,490	-	-	10,490

($ in thousands)	Fair values at 12/31/2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,544	$-	$-	$3,544
Mortgage servicing rights	7,759	-	-	7,759

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at	Valuation		Range (weighted-
($ in thousands)	3/31/2021	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$639	Market comparable properties	Comparability adjustments (%)	0 - 15% (10%)
Mortgage servicing rights	10,490	Discounted cash flow	Discount Rate	8.78%
			Constant prepayment rate	11.29%
			P&I earnings credit	0.11%
			T&I earnings credit	0.20%
			Inflation for cost of servicing	1.50%

IRLCs	(414)	Discounted cash flow	Loan closing rates	45% - 99%

	Fair Value at	Valuation		Range (weighted-
($ in thousands)	12/31/2020	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$3,544	Market comparable properties	Comparability adjustments (%)	0 - 43% (22)%
Mortgage servicing rights	7,759	Discounted cash flow	Discount Rate	8.28%
			Constant prepayment rate	20.87%
			P&I earnings credit	0.14%
			T&I earnings credit	0.24%
			Inflation for cost of servicing	1.50%
IRLCs	278	Discounted cash flow	Loan closing rates	49% - 100%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2021 as compared to December 31, 2020.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

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

Loans

The estimated fair value of loans as of March 31, 2021 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors.

Deposits, FHLB Advances & Repurchase Agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2021 and December 31, 2020.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2021 and December 31, 2020 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
March 31, 2021	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$206,036	$206,036	$206,036	$-	$-
Interest bearing time deposits	3,562	3,562	-	3,562	-
Loans held for sale	8,689	8,817	-	8,817	-
Loans, net of allowance for loan losses	834,850	834,652	-	-	834,652
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	3,371	3,371	-	3,371	-

Financial liabilities
Deposits	$1,120,196	$1,121,381	$931,967	$189,414	$-
Short-term borrowings	24,321	24,321	-	24,321	-
FHLB advances	8,000	8,225	-	8,225	-
Trust preferred securities	10,310	8,994	-	8,994	-
Interest payable	489	489	-	489	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2020	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$140,690	$140,690	$140,690	$-	$-
Interest bearing time deposits	5,823	5,823	-	5,823	-
Loans held for sale	7,234	7,508	-	7,508	-
Loans, net of allowance for loan losses	860,149	853,294	-	-	853,294
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	3,799	3,799	-	3,799	-

Financial liabilities
Deposits	$1,049,011	$1,050,558	$819,462	$231,096	$-
Short-term borrowings	20,189	20,189	-	20,189	-
FHLB advances	8,000	8,257	-	8,257	-
Trust preferred securities	10,310	8,394	-	8,394	-
Interest payable	616	616	-	616	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 89,013 shares had been granted under the plan as of March 31, 2021.

The 2017 Plan is intended to advance the interests of the Company and its shareholders by offering employees, directors and advisory board members of the Company and its subsidiaries an opportunity to acquire or increase their ownership interest in the Company through grants of equity-based awards. The 2017 Plan permits equity-based awards to be used to attract, motivate, reward and retain highly competent individuals upon whose judgment, initiative, leadership and efforts are key to the success of the Company by encouraging those individuals to become shareholders of the Company.

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model.

As of March 31, 2021, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first three months of 2021.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan, which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2020, the Company met certain performance targets under the LTI Plan and a total of 33,604 shares of restricted stock were approved and issued in February 2021. The compensation cost charged against income for the LTI Plan was $0.1 million, with a total income tax benefit recognized in the income statement of $0.03 million.

As of March 31, 2021, there was $0.88 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of restricted stock activity under the Company’s 2017 Plan as of March 31, 2021 and changes during the quarter then ended, is presented below:

	Shares	Weighted-Average Value per Share
Nonvested, beginning of year	34,778	$18.52
Granted	33,604	18.28
Vested	(23,179)	18.39
Forfeited	(50)	18.28

Nonvested, end of year	45,153	$18.41

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at March 31, 2021, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry including impacts from the COVID-19 pandemic on local, national and global economic conditions as well as the various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; potential litigation or other risks related to participation in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”); changes in economic conditions in the market areas in which the Company and its subsidiaries operate; changes in policies by regulatory agencies; the transition away from LIBOR as a reference rate for financial contracts; operating risks; changes in accounting standards and policies; changes in tax laws; fluctuations in interest rates; demand for loans in the market areas in which the Company and its subsidiaries operate; increases in FDIC insurance premiums; changes in the competitive environment; losses of significant customers; geopolitical events; and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Net Income: Net income for the first quarter of 2021 was $7.1 million compared to net income of $0.7 million for the first quarter of 2020, an increase of 940 percent. Earnings per diluted share (EPS) of $0.97 were up 978 percent from EPS of $0.09 for the first quarter of 2020. Net income for the first quarter of 2021 was positively impacted by the Company’s recapture of temporary impairment of $2.7 million on its mortgage servicing rights.

The Company continues to participate in the CARES Act pandemic response, mainly with its participation in the PPP lending initiative. In the quarter, the Company processed loan forgiveness on PPP loans of approximately $39.9 million with fees of $1.2 million. In the second phase of the initiative, the Company originated $22.5 million in PPP loans during the quarter ended March 31, 2021.

Provision for Loan Losses: The first quarter provision for loan losses was $0.8 million, compared to $0.6 million for the year-ago quarter as the Company set aside additional loan loss reserves due to the unknown future impact of COVID-19 on our client base. Net recoveries for the quarter were $0.02 million compared to net charge-offs of $0.4 million for the year-ago quarter. Total delinquent loans ended the quarter at $5.0 million, or 0.58 percent of total loans, which is down $0.4 million from the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	Mar. 31, 2021	Mar. 31, 2020
Net (recoveries)/charge-offs – QTD	$(2)	$397
Nonaccruing loans	5,635	5,782
Accruing Trouble Debt Restructures	794	816
Nonaccruing and restructured loans	6,429	6,598
OREO / OAO	43	85
Nonperforming assets	6,472	6,683
Nonperforming assets/Total assets	0.49%	0.61%
Allowance for loan losses/Total loans	1.57%	1.08%
Allowance for loan losses/Nonperforming loans	207.3%	135.8%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $20.5 million for the first quarter of 2021, an increase of $9.8 million, or 92 percent, from the $10.7 million generated during the first quarter of 2020.

Net interest income was $9.6 million, which is up $1.1 million from the prior year first quarter’s $8.5 million. The Company’s earning assets increased $217.1 million, coupled with a 76 basis point decrease in the yield on earning assets. The net interest margin (FTE) for the first quarter of 2021 was 3.21 percent compared to 3.48 percent for the first quarter of 2020. Funding costs for interest bearing liabilities for the first quarter of 2021 were 0.50 percent compared to 1.12 percent for the prior year first quarter.

Noninterest income was $10.9 million for the first quarter of 2021, which was up $8.7 million from the prior year first quarter’s $2.2 million. In addition to the mortgage revenue detailed below, wealth management revenue was $0.9 million. Recapture of prior impairment to our mortgage servicing rights increased noninterest income by $2.7 million in the quarter. Our title agency contributed revenue of $0.5 million in the first quarter of 2021, up $0.26 million from the prior year. Noninterest income as a percentage of average assets for the first quarter of 2021 was 3.41 percent compared to 0.81 percent for the prior year first quarter.

State Bank originated $155.8 million of mortgage loans for the first quarter of 2021, of which $136.7 million was sold with the remainder in loans held for investment. This compares to $101.4 million originated for the first quarter of 2020, of which $84.5 million was sold with the remainder in loans held for investment. The significant increase in volume from the prior year was the result of lower interest rates that drove higher refinance volume. These first quarter 2021 originations and subsequent sales resulted in $5.9 million of gains, up $3.9 million from the gains for the first quarter of 2020. Net mortgage banking revenue was $8.2 million for the first quarter of 2021 compared to -$0.1 million for the first quarter of 2020. The 2021 first quarter included a $2.7 million positive valuation recapture on our mortgage servicing rights compared to a $2.2 million valuation impairment for the first quarter of 2020.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2021 was $10.9 million, which was up $1.5 million compared to $9.4 million in the prior-year first quarter. The first quarter of 2021 included higher commission and incentives on mortgage sales and title volume. The first quarter of 2021 had higher expenses for our technology investments to improve client interaction and loan origination.

Income Taxes: Income taxes for the first quarter of 2021 were $1.8 million (effective rate 20.3 percent) compared to $0.02 million (effective rate 3.1 percent) for the first quarter of 2020. The higher tax expense was driven by higher earnings.

Changes in Financial Condition

Total assets at March 31, 2021 were $1,325.9 million, an increase of $68.0 million or 5.4 percent since December 2020 year end. Total loans, net of unearned income, were $848.2 million as of March 31, 2021, down $24.5 million or 2.83 percent, from year-end. Total PPP balances added $54.4 million to our total loans at March 31, 2021.

Total deposits at March 31, 2021 were $1,120.2 million, an increase of $71.2 million or 6.8 percent since 2020 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $32.3 million at March 31, 2021. This is up from year-end when borrowed funds totaled $28.2 million due to an increase in REPOs. Total equity for the Company of $144.0 million now stands at 10.9 percent of total assets compared to the December 31, 2020 level of $142.9 million and 11.4 percent of total assets.

The allowance for loan loss of $13.3 million is up $0.8 million from the December 2020 year end level.

Capital Resources

As of March 31, 2021, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2021 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of March 31, 2021 and December 31, 2020 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Tier I Capital to average assets	$121,588	9.75%	$49,899	4.0%	$62,374	5.0%
Tier I Common equity capital to risk-weighted assets	121,588	13.08%	41,816	4.5%	60,401	6.5%

Tier I Capital to risk-weighted assets	121,588	13.08%	55,755	6.0%	74,340	8.0%
Total Risk-based capital to risk-weighted assets	133,224	14.34%	74,340	8.0%	92,925	10.0%

As of December 31, 2020
Tier I Capital to average assets	$119,480	9.94%	$48,099	4.0%	$60,123	5.0%
Tier I Common equity capital to risk-weighted assets	119,480	12.91%	41,651	4.5%	60,162	6.5%

Tier I Capital to risk-weighted assets	119,480	12.91%	55,534	6.0%	74,046	8.0%
Total Risk-based capital to risk-weighted assets	131,062	14.16%	74,046	8.0%	92,557	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the March 31, 2021 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $396.2 million at March 31, 2021, compared to $303.2 million at December 31, 2020.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $610.7 million at March 31, 2021 and $608.4 million at December 31, 2020, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2021, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2021 and 2020 follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2021 and March 31, 2020. Net cash used by operating activities was $.9 million for the three months ended March 31, 2021 and $4.6 million for the three months ended March 31, 2020. Highlights for the current year include $136.7 million in proceeds from the sale of loans, which is up $52.2 million from the prior year. Originations of loans held for sale was a use of cash of $133.5 million, which is up from the prior year by $46.2 million. For the three months ended March 31, 2021, there was a gain on sale of loans of $5.9 million, and depreciation and amortization of $.5 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2021 and March 31, 2020. Net cash flows used in investing activities was $5.6 million for the three months ended March 31, 2021 and $11.3 million for the three months ended March 31, 2020. Highlights for the three months ended March 31, 2021 include purchases of available-for-sale securities of $44.1 million. These cash payments were offset by $12.0 million in proceeds from maturities and sales of securities, which is down $28.0 million from the prior year three-month period. The Company experienced a $24.5 million decrease in loans, which is down $30.2 million from the prior year three-month period.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2021 and March 31, 2020. Net cash flow provided by financing activities was $71.8 million for the three months ended March 31, 2021 and $45.2 million for the three months ended March 31, 2020. Highlights for the current period include a $112.5 million increase in transaction deposits for the three months ended March 31, 2021, which is up $82.3 million from the prior year. Certificates of deposit decreased by $41.3 million in the current year compared to $6.6 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of March 31, 2021 and December 31, 2020 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis as of March 31, 2021 and only the minus 100 and minus 200 basis point rate change was included in this analysis as of December 31, 2020. The results of this analysis are reflected in the following tables for March 31, 2021 and December 31, 2020.

Economic Value of Equity
March 31, 2021
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$266,442	$62,070	30.37%
+300 basis points	253,869	49,497	24.22%
+200 basis points	239,701	35,329	17.29%
+100 basis points	223,600	19,228	9.41%
Base Case	204,372	-	-
-100 basis points	176,688	(27,684)	-13.55%

Economic Value of Equity

December 31, 2020

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$243,779	$61,586	33.80%
+300 basis points	231,590	49,397	27.11%
+200 basis points	217,936	35,743	19.62%
+100 basis points	202,260	20,067	11.01%
Base Case	182,193	-	-
-100 basis points	154,509	(27,684)	-15.19%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $610.7 million were pledged to meet FHLB collateralization requirements as of March 31, 2021. Based on the current collateralization requirements of the FHLB, the Company had approximately $100.7 million of additional borrowing capacity at March 31, 2021. The Company also had $83.5 million in unpledged securities available to pledge for additional borrowings.

The Company’s contractual obligations as of March 31, 2021 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $8.0 million and Trust Preferred Securities of $10.3 million. Total time deposits at March 31, 2021 were $188.2 million, of which $69.6 million mature beyond one year.

In addition, as of March 31, 2021, the Company had commitments to sell mortgage loans totaling $59.1 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as supplemented by the risk factors included in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021.

The following information supplements our risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those risk factors disclosed in the Company’s Annual Reporton Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On July 21, 2020, the Company announced that its board of directors had approved a new share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2021. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended March 31, 2021.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/01/21 - 01/31/21	44,433	$17.90	44,433	208,927
02/01/21 - 02/28/21	28,749	18.96	28,749	180,178
03/01/21 - 03/31/21	68,912	19.10	68,912	111,266
Total	142,094	$18.69	142,094	111,266

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

SB FINANCIAL GROUP, INC.

Date: May 7, 2021	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer