Form 10-Q
period 2021-06-30
SB FINANCIAL GROUP, INC.
filed 2021-08-06
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 7,034,646 Outstanding at August 6, 2021	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	June 2021	December 2020
($ in thousands)	(unaudited)	(audited)
Assets
Cash and due from banks	$154,993	$140,690
Interest bearing time deposits	2,906	5,823
Available-for-sale securities	211,756	149,406
Loans held for sale	8,731	7,234
Loans, net of unearned income	850,513	872,723
Allowance for loan losses	(13,306)	(12,574)
Premises and equipment, net	24,343	23,557
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,303	5,303
Foreclosed assets held for sale, net	1,603	23
Interest receivable	3,000	3,799
Goodwill	22,091	22,091
Cash value of life insurance	17,721	17,530
Mortgage servicing rights	10,678	7,759
Other assets	12,175	14,475
Total assets	$1,312,507	$1,257,839

Liabilities and shareholders' equity

Liabilities
Deposits
Non interest bearing demand	$240,572	$251,649
Interest bearing demand	187,023	176,785
Savings	235,231	174,864
Money market	255,512	216,164
Time deposits	172,696	229,549
Total deposits	1,091,034	1,049,011

Short-term borrowings	25,096	20,189
Federal Home Loan Bank advances	5,500	8,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,522	-
Interest payable	417	616
Other liabilities	16,611	26,790
Total liabilities	1,168,490	1,114,916

Commitments & Contingent Liabilities	-	-

Shareholders' Equity
Preferred stock, no par value; authorized 200,000 shares; 2021 - 0 shares outstanding, 2020 - 0 shares outstanding	-	-
Common stock, no par value; authorized 10,000,000 shares; 2021 - 8,180,712 shares issued, 2020 - 8,180,712 shares issued	54,463	54,463
Additional paid-in capital	14,906	14,845
Retained earnings	93,851	84,578
Accumulated other comprehensive income	499	2,210
Treasury stock, at cost; (2021 - 1,153,802 common shares, 2020 - 808,456 common shares)	(19,702)	(13,173)
Total shareholders' equity	144,017	142,923
Total liabilities and shareholders' equity	$1,312,507	$1,257,839

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2021	2020	2021	2020
Interest Income
Loans
Taxable	$9,196	$9,945	$19,122	$19,740
Tax exempt	47	59	95	138
Securities
Taxable	835	510	1,478	1,202
Tax exempt	85	81	173	159
Total interest income	10,163	10,595	20,868	21,239

Interest Expense
Deposits	818	1,549	1,780	3,429
Repurchase agreements & other	12	20	23	48
Federal Home Loan Bank advance expense	51	92	107	192
Trust preferred securities expense	50	62	101	150
Subordinated debt expense	75	-	75	-
Total interest expense	1,006	1,723	2,086	3,819

Net Interest Income	9,157	8,872	18,782	17,420
Provision for loan losses	-	1,300	750	1,900

Net interest income after provision for loan losses	9,157	7,572	18,032	15,520

Noninterest Income
Wealth management fees	955	775	1,867	1,543
Customer service fees	820	667	1,578	1,349
Gain on sale of mortgage loans & OMSR	4,255	8,119	10,114	10,068
Mortgage loan servicing fees, net	(217)	(1,880)	2,161	(3,932)
Gain on sale of non-mortgage loans	45	107	62	211
Title insurance income	532	609	1,053	874
Gain (loss) on sale/disposal of assets	2	(80)	-	(126)
Other income	145	298	624	789
Total noninterest income	6,537	8,615	17,459	10,776

Noninterest Expense
Salaries and employee benefits	6,881	6,419	13,501	11,846
Net occupancy expense	748	675	1,488	1,373
Equipment expense	778	780	1,510	1,480
Data processing fees	653	1,288	1,187	1,836
Professional fees	574	1,224	1,338	1,981
Marketing expense	220	141	355	349
Telephone and communications	139	122	293	237
Postage and delivery expense	97	96	208	211
State, local and other taxes	278	262	601	516
Employee expense	161	93	314	277
Other expenses	547	562	1,190	962
Total noninterest expense	11,076	11,662	21,985	21,068

Income before income tax	4,618	4,525	13,506	5,228

Provision for income taxes	857	870	2,664	892

Net Income	$3,761	$3,655	$10,842	$4,336

Net income available to common shareholders	$3,761	$3,655	$10,842	$4,336

Basic earnings per common share	$0.53	$0.47	$1.50	$0.56

Diluted earnings per common share	$0.52	$0.47	$1.49	$0.56

Average common shares outstanding (in thousands):
Basic:	7,148	7,708	7,232	7,750
Diluted:	7,200	7,708	7,256	7,750

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June	June	June	June
($ in thousands)	2021	2020	2021	2020

Net income	$3,761	$3,655	$10,842	$4,336
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on securities available-for-sale	1,211	343	(2,165)	2,103
Related income tax effect	(255)	(72)	454	(442)
Other comprehensive income (loss), net of tax	956	271	(1,711)	1,661
Total comprehensive income	$4,717	$3,926	$9,131	$5,997

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2021	$-	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923
Net income				7,081			7,081
Other comprehensive loss					(2,667)		(2,667)
Dividends on common, $0.105 per share				(776)			(776)
Restricted stock vesting			(213)			213	-
Repurchased stock (142,094 shares)						(2,718)	(2,718)
Stock based compensation expense			123				123
March 31, 2021	$-	$54,463	$14,755	$90,883	$(457)	$(15,678)	$143,966
Net income				3,761			3,761
Other comprehensive income					956		956
Dividends on common, $0.11 per share				(793)			(793)
Repurchased stock (215,097 shares)						(4,024)	(4,024)
Stock based compensation expense			151				151
Balance, June 30, 2021	$-	$54,463	$14,906	$93,851	$499	$(19,702)	$144,017

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total
January 1, 2020	$-	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094
Net income				681			681
Other comprehensive income					1,390		1,390
Dividends on common, $0.095 per share				(744)			(744)
Restricted stock vesting			(225)			225	-
Stock options exercised			(253)			441	188
Repurchased stock (98,609 shares)						(1,814)	(1,814)
Stock based compensation expense			110				110
March 31, 2020	$-	$54,463	$14,655	$72,641	$2,049	$(7,903)	$135,905
Net income				3,655			3,655
Other comprehensive income					271		271
Dividends on common, $0.10 per share				(770)			(770)
Repurchased stock (90,762 shares)						(1,305)	(1,305)
Stock based compensation expense			125				125
Balance, June 30, 2020	$-	$54,463	$14,780	$75,526	$2,320	$(9,208)	$137,881

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
($ in thousands)	2021	2020
Operating Activities
Net Income	$10,842	$4,336
Items not requiring (providing) cash
Depreciation and amortization	1,004	935
Provision for loan losses	750	1,900
Expense of share-based compensation plan	274	235
Amortization of premiums and discounts on securities	549	214
Amortization of intangible assets	35	4
Amortization of originated mortgage servicing rights	2,135	2,171
Impairment (recovery) of mortgage servicing rights	(2,607)	3,300
Proceeds from sale of loans held for sale	255,773	289,104
Originations of loans held for sale	(249,542)	(287,931)
Gain from sale of loans	(10,176)	(10,279)
Loss on sales of assets	-	126
Changes in
Interest receivable	799	(1,166)
Other assets	2,886	(7,387)
Interest payable & other liabilities	(10,685)	4,100
Net cash provided by (used in) operating activities	2,037	(338)

Investing Activities
Purchases of available-for-sale securities	(88,379)	(61,893)
Proceeds from maturities of interest bearing time deposits	2,917	1,000
Proceeds from maturities of available-for-sale securities	23,315	61,803
Net change in loans	20,584	(60,482)
Purchase of premises, equipment	(1,790)	(591)
Purchase of bank owned life insurance	(50)	-
Purchase of Federal Reserve and Federal Home Loan Bank Stock	-	(72)
Proceeds from sale of foreclosed assets	28	182
Acquisition, net of cash acquired	-	16,237
Net cash used in investing activities	(43,375)	(43,816)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	98,876	109,786
Net decrease in time deposits	(56,853)	(10,471)
Net increase in short term borrowings	4,907	10,881
Repayment of Federal Home Loan Bank advances	(2,500)	(3,000)
Net proceeds from subordinated debt	19,522	-
Net proceeds from share-based compensation plans	-	188
Stock repurchase plan	(6,742)	(3,119)
Dividends on common shares	(1,569)	(1,514)
Net cash provided by financing activities	55,641	102,751
Increase in cash and cash equivalents	14,303	58,597
Cash and cash equivalents, beginning of period	140,690	27,064
Cash and cash equivalents, end of period	$154,993	$85,661
Supplemental cash flow information
Interest paid	$2,285	$4,081
Income taxes paid	$3,030	$-
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$1,608	$197
In conjunction with the Edon acquisition, liabilities assumed were:
Fair value of assets acquired	$-	$66,795
Cash paid in acquisition	-	(15,519)
Liabilities assumed	$-	$51,276

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, including The State Bank and Trust Company (“State Bank”),SBFG Title, LLC (“Title”), SB Captive, Inc. (“Captive”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). RDSI is presently inactive and has had no material operations or employees since January 1, 2018. In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), which is inactive, and State Bank Insurance, LLC (“SBI”).

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

In March 2019, the Company formed Title, which purchased all of the assets and real estate of an Ohio based title agency. The purchase was completed effective March 15, 2019, and the purchase resulted in an increase in goodwill.

In March 2019, the Company formed Captive, which is a captive insurance company based in Nevada. The Captive allows the Company to share insurance risk among a pool of similar sized banks.

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, Title, Captive and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of results for the complete year.

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

Accounting Standards not yet adopted:

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)

This guidance provides temporary options to ease the potential burden in accounting for reference rate reform. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective as of March 12, 2020 through December 31, 2022. The Company anticipates being fully prepared to implement a replacement for the reference rate and has determined that any change will not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 – EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2021 or 2020. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below:

	Three Months Ended Jun. 30,
($ and outstanding shares in thousands - except per share data)	2021	2020

Distributed earnings allocated to common shares	$793	$770
Undistributed (in excess of) earnings allocated to common shares	2,962	2,881

Net earnings allocated to common shares	3,755	3,651
Net earnings allocated to participating securities	6	4

Net Income allocated to common shares and participating securities	$3,761	$3,655

Weighted average shares outstanding for basic earnings per share	7,148	7,708
Dilutive effect of stock compensation	52	-

Weighted average shares outstanding for diluted earnings per share	7,200	7,708

Basic earnings per common share	$0.53	$0.47

Diluted earnings per common share	$0.52	$0.47

	Six Months Ended Jun. 30,
($ and outstanding shares in thousands - except per share data)	2021	2020

Distributed earnings allocated to common shares	$1,569	$1,514
Undistributed earnings allocated to common shares	9,262	2,814

Net earnings allocated to common shares	10,831	4,328
Net earnings allocated to participating securities	11	8

Net Income allocated to common shares and participating securities	$10,842	$4,336

Weighted average shares outstanding for basic earnings per share	7,232	7,750
Dilutive effect of stock compensation	24	-

Weighted average shares outstanding for diluted earnings per share	7,256	7,750

Basic earnings per common share	$1.50	$0.56

Diluted earnings per common share	$1.49	$0.56

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

In accordance with ASC 805, the Company expensed approximately $1.2 million of direct acquisition costs during the three months ended June 30, 2020, and no additional merger expense was recorded in the three months ended June 30, 2021. The $1.2 million in merger expense is split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $4.3 million of goodwill and $0.7 million of intangible assets in the second quarter of 2020. The Company was able to increase both its deposit and loan base and acquire new households in a new market. It is expected that this transaction will result in business synergies and economies of scale. The acquisition was consistent with the Company’s strategy to expand its presence in Northwest Ohio and to increase profitability by introducing existing products and services to the acquired customer base. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

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

Pro Forma Financial Information

The results of operations of Edon have been included in the Company’s consolidated financial statements since the acquisition date of June 5, 2020. The following schedule includes the pro forma results for the three and six months ended June 30, 2021 and 2020, as if the Edon acquisition had occurred as of the beginning of the reporting periods presented. The acquisition would have increased revenue by approximately $0.2 and $0.5 million respectively and reduced net income by approximately $0.5 and $0.4 million respectively for the three and six months ended June 30, 2020.

Summary of Operations ($ in thousands)	Three Months Ended
SB Financial Consolidated	Jun. 2021	Jun. 2020

Net interest income	$9,157	$9,033
Provision for loan losses	-	1,300

Net interest income after provision	$9,157	$7,733

Non interest income	6,537	8,632
Non interest expense	11,076	12,451

Income before income taxes	$4,618	$3,914
Income tax expense*	857	742

Net income	$3,761	$3,172

Basic earnings per share	$0.53	$0.41
Diluted earnngs per share	$0.52	$0.41

	Six Months Ended
	Jun. 2021	Jun. 2020

Net interest income	$18,782	$17,919
Provision for loan losses	750	1,900

Net interest income after provision	$18,032	$16,019

Non interest income	17,459	10,820
Non interest expense	21,985	22,139

Income before income taxes	$13,506	$4,700
Income tax expense	2,664	781

Net income	$10,842	$3,919

Basic earnings per share	$1.50	$0.51
Diluted earnngs per share	$1.49	$0.51

*	Income tax expense for Edon calculated using a 21% statutory rate

Note 4 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2021 and December 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2021:
U.S. Treasury and Government agencies	$9,044	$292	$-	$9,336
Mortgage-backed securities	185,947	1,243	(1,503)	185,687
State and political subdivisions	12,633	588	-	13,221
Other corporate securities	3,500	14	(2)	3,512
Totals	$211,124	$2,137	$(1,505)	$211,756

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2020:
U.S. Treasury and Government agencies	$6,541	$323	$-	$6,864
Mortgage-backed securities	125,973	1,845	(57)	127,761
State and political subdivisions	11,595	680	-	12,275
Other corporate securities	2,500	6	-	2,506
Totals	$146,609	$2,854	$(57)	$149,406

The amortized cost and fair value of securities available for sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$3,179	$3,207
Due after one year through five years	3,387	3,449
Due after five years through ten years	11,599	12,107
Due after ten years	7,012	7,306
	25,177	26,069
Mortgage-backed securities	185,947	185,687
Totals	$211,124	$211,756

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $50.6 million at June 30, 2021 and $53.7 million at December 31, 2020. The fair value of securities delivered for repurchase agreements was $27.3 million at June 30, 2021 and $28.2 million at December 31, 2020.

There were no realized gains and losses from sales of available-for-sale securities for the three and six months ended June 30, 2021 or June 30, 2020.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $118.1 million at June 30, 2021, and $27.3 million at December 31, 2020, which was approximately 56 and 18 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020 are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	116,762	(1,501)	358	(2)	117,120	(1,503)
State and political subdivisions	-	-	-	-	-	-
Other corporate securities	998	(2)	-	-	998	(2)
Totals	$117,760	$(1,503)	$358	$(2)	$118,118	$(1,505)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	26,582	(54)	717	(3)	27,299	(57)
State and political subdivisions	-	-	-	-	-	-
Other corporate securities	-	-	-	-	-	-
Totals	$26,582	$(54)	$717	$(3)	$27,299	$(57)

The total unrealized loss in the securities portfolio was $1.5 million as of June 30, 2021 compared to a $0.06 million unrealized loss at December 31, 2020. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of June 30, 2021.

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

Categories of loans at June 30, 2021 and December 31, 2020 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	June 2021	December 2020	June 2021	December 2020

Commercial & industrial	$151,348	$204,767	$375	$902
Commercial real estate - owner occupied	123,978	113,169	88	1,450
Commercial real estate - nonowner occupied	265,167	257,651	938	962
Agricultural	50,856	55,235	-	-
Residential real estate	203,400	182,165	1,751	2,704
Home equity line of credit (HELOC)	43,262	46,310	427	390
Consumer	13,777	14,847	36	18
Total loans	$851,788	$874,144	$3,615	$6,426

Net deferred costs (fees)	$(1,275)	$(1,421)

Total loans, net deferred costs (fees)	$850,513	$872,723

Allowance for loan losses	$(13,306)	$(12,574)

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2021, December 31, 2020 and June 30, 2020.

($ in thousands)

For the Three Months Ended June 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$2,959	$6,177	$473	$2,608	$1,109	$13,326
Charge offs	-	-	-	(22)	(4)	(26)
Recoveries	-	-	-	-	6	6
Provision (credit)	(1,241)	495	21	839	(114)	-
Ending balance	$1,718	$6,672	$494	$3,425	$997	$13,306

For the Six Months Ended June 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residentia l real estate	Consumer	Total

Beginning balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574
Charge offs	-	-	-	(43)	(35)	(78)
Recoveries	-	-	-	49	11	60
Provision (credit)	(1,356)	1,221	(2)	885	2	750
Ending balance	$1,718	$6,672	$494	$3,425	$997	$13,306

For the Three Months Ended June 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,649	$3,668	$475	$2,442	$724	$8,958
Charge offs	(194)	-	-	(37)	(24)	(255)
Recoveries	4	-	-	1	5	10
Provision (credit)	1,385	(64)	29	(128)	78	1,300
Ending balance	$2,844	$3,604	$504	$2,278	$783	$10,013

For the Six Months Ended June 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,883	$3,602	$434	$2,203	$633	$8,755
Charge offs	(582)	-	-	(37)	(36)	(655)
Recoveries	5	-	-	2	6	13
Provision	1,538	2	70	110	180	1,900
Ending balance	$2,844	$3,604	$504	$2,278	$783	$10,013

Loans Receivable at June 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$174	$-	$86	$4	$264
Ending balance:
collectively evaluated for impairment	$1,718	$6,498	$494	$3,339	$993	$13,042

Totals	$1,718	$6,672	$494	$3,425	$997	$13,306

Loans:
Ending balance:
individually evaluated for impairment	$352	$952	$-	$1,863	$157	$3,324
Ending balance:
collectively evaluated for impairment	$150,996	$388,193	$50,856	$201,537	$56,882	$848,464

Totals	$151,348	$389,145	$50,856	$203,400	$57,039	$851,788

Loans Receivable at December 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$174	$-	$160	$3	$337
Ending balance:
collectively evaluated for impairment	$3,074	$5,277	$496	$2,374	$1,016	$12,237

Totals	$3,074	$5,451	$496	$2,534	$1,019	$12,574

Loans:
Ending balance:
individually evaluated for impairment	$849	$2,202	$-	$2,746	$162	$5,959
Ending balance:
collectively evaluated for impairment	$203,918	$368,618	$55,235	$179,419	$60,995	$868,185

Totals	$204,767	$370,820	$55,235	$182,165	$61,157	$874,144

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of June 30, 2021 and December 31, 2020.

($ in thousands) June 30, 2021	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$150,107	$120,792	$258,076	$50,856	$200,620	$42,834	$13,732	$837,017
Special Mention (5)	978	3,098	3,251	-	-	-	9	7,336
Substandard (6)	145	-	2,902	-	2,752	428	36	6,263
Doubtful (7)	118	88	938	-	28	-	-	1,172
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$151,348	$123,978	$265,167	$50,856	$203,400	$43,262	$13,777	$851,788

December 31, 2020	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$202,543	$108,726	$250,405	$55,227	$178,575	$45,866	$14,807	$856,149
Special Mention (5)	1,485	2,993	3,338	-	-	-	14	7,830
Substandard (6)	151	-	3,026	8	3,560	444	26	7,215
Doubtful (7)	588	1,450	882	-	30	-	-	2,950
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$204,767	$113,169	$257,651	$55,235	$182,165	$46,310	$14,847	$874,144

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2021 and December 31, 2020.

($ in thousands) June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable

Commercial & industrial	$58	$610	$93	$761	$150,587	$151,348
Commercial real estate - owner occupied	-	-	88	88	123,890	123,978
Commercial real estate - nonowner occupied	71	38	659	768	264,399	265,167
Agricultural	-	-	-	-	50,856	50,856
Residential real estate	-	329	1,229	1,558	201,842	203,400
HELOC	24	-	205	229	43,033	43,262
Consumer	38	7	37	82	13,695	13,777
Total Loans	$191	$984	$2,311	$3,486	$848,302	$851,788

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable

Commercial & industrial	$380	$-	$618	$998	$203,769	$204,767
Commercial real estate - owner occupied	-	-	1,450	1,450	111,719	113,169
Commercial real estate - nonowner occupied	-	141	699	840	256,811	257,651
Agricultural	8	-	-	8	55,227	55,235
Residential real estate	12	1,393	1,212	2,617	179,548	182,165
HELOC	190	74	198	462	45,848	46,310
Consumer	123	42	20	185	14,662	14,847
Total Loans	$713	$1,650	$4,197	$6,560	$867,584	$874,144

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

The following tables present impaired loan information as of and for the three and six months ended June 30, 2021 and 2020, and for the twelve months ended December 31, 2020:

($ in thousands) Six Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
June 30, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$352	$664	$-	$855	$22
Commercial real estate - owner occupied	88	88	-	88	-
Commercial real estate - nonowner occupied	285	414	-	532	15
Agricultural	-	-	-	-	-
Residential real estate	1,226	1,293	-	1,453	26
HELOC	42	42		46	1
Consumer	3	3	-	6	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	579	579	174	579	-
Agricultural	-	-	-	-	-
Residential real estate	637	637	86	645	9
HELOC	112	112	4	129	3
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$352	$664	$-	$855	$22
Commercial real estate - owner occupied	$88	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$864	$993	$174	$1,111	$15
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$1,863	$1,930	$86	$2,098	$35
HELOC	$154	$154	$4	$175	$4
Consumer	$3	$3	$-	$6	$-

Three Months Ended	Average Recorded	Interest Income
June 30, 2021	Investment	Recognized
($ in thousands)
With no related allowance recorded:
Commercial & industrial	$849	$11
Commercial real estate - owner occupied	88	-
Commercial real estate - nonowner occupied	531	8
Agricultural	-	-
Residential real estate	1,447	13
HELOC	44	-
Consumer	5	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	579	-
Agricultural	-	-
Residential real estate	644	4
HELOC	127	1
Consumer	-	-
Totals:
Commercial & industrial	$849	$11
Commercial real estate - owner occupied	$88	$-
Commercial real estate - nonowner occupied	$1,110	$8
Agricultural	$-	$-
Residential real estate	$2,091	$17
HELOC	$171	$1
Consumer	$5	$-

($ in thousands)
Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	1,441	1,441	-	1,573	11
Commercial real estate - nonowner occupied	182	182	-	258	14
Agricultural	-	-	-	-	-
Residential real estate	1,017	1,084	-	1,243	64
HELOC	89	89		98	4
Consumer	7	7	-	12	1
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	579	579	174	579	3
Agricultural	-	-	-	-	-
Residential real estate	1,729	1,774	160	1,785	14
HELOC	66	66	3	83	6
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	$1,441	$1,441	$-	$1,573	$11
Commercial real estate - nonowner occupied	$761	$761	$174	$837	$17
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,746	$2,858	$160	$3,028	$78
HELOC	$155	$155	$3	$181	$10
Consumer	$7	$7	$-	$12	$1

	Six Months Ended		Three Months Ended
June 30, 2020	Average Recorded	Interest Income	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$1,899	$23	$1,875	$15
Commercial real estate - owner occupied	1,362	-	1,362	-
Commercial real estate - nonowner occupied	473	5	472	1
Agricultural	-	-	-	-
Residential real estate	2,641	35	2,632	35
HELOC	66	2	64	1
Consumer	14	1	13	-
With a specific allowance recorded:
Commercial & industrial	249	-	249	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-
Agricultural	-	-	-	-
Residential real estate	626	5	625	-
HELOC	51	2	50	1
Consumer	-	-	-	-
Totals:
Commercial & industrial	$2,148	$23	$2,124	$15
Commercial real estate - owner occupied	$1,362	$-	$1,362	$-
Commercial real estate - nonowner occupied	$473	$5	$472	$1
Agricultural	$-	$-	$-	$-
Residential real estate	$3,267	$40	$3,257	$35
HELOC	$117	$4	$114	$2
Consumer	$14	$1	$13	$-

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

The following table represents new TDR activity for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company had no new TDR activity.

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance
HELOC	2	$42	$42
Total modifications	2	$42	$42

	Interest Only	Term	Combination	Total Modification
HELOC	$-	$-	$42	$42
Total modifications	$-	$-	$42	$42

There were no TDRs modified during the past twelve months that have subsequently defaulted.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which extends the duration of loan forbearance (deferral) agreements beyond the current three-month period before a loan is considered to be a TDR. As of June 30, 2021, the Company had no loans on COIVD-related deferral.

As of June 30, 2021, the company had $1.6 million in commercial real estate in Foreclosed Assets Held for Sale. Foreclosed assets held for sale at December 31, 2020, was $.02 million.

NOTE 6 – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

The Company acquired loans in the acquisition of The Edon State Bank Company of Edon, Ohio, effective June 5, 2020. None of the acquired loans had evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would be collected.

The following table presents the carrying amount of the acquired loans included in the consolidated balance sheet as of June 30, 2021:

($ in thousands)	June 30, 2021
Commercial & industrial	$1,321
Commercial real estate - owner occupied	-
Commercial real estate - nonowner occupied	398
Agricultural	7,897
Residential real estate	2,564
HELOC	-
Consumer	47
Total loans	$12,227

Accretable yield, or income expected to be collected as of June 30, 2021 was $0.3 million.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.3 billion at June 30, 2021 and $1.3 billion at December 31, 2020. Contractually specified servicing fees of $0.8 million and $1.7 million were included in mortgage loan servicing fees in the consolidated income statement for the three months and six months ended June 30, 2021, respectively. Servicing fees of $0.8 million and $1.5 million were included for the three and six months ended June 30, 2020, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Balance at beginning of period	$10,490	$8,974	$7,759	$11,017
Mortgage servicing rights capitalized during the period	1,235	1,856	2,447	2,622
Mortgage servicing rights amortization during the period	(948)	(1,574)	(2,135)	(2,171)
Net change in valuation allowance	(99)	(1,088)	2,607	(3,300)
Balance at end of period	$10,678	$8,168	$10,678	$8,168
Valuation allowance:
Balance at beginning of period	$2,186	$3,518	$4,892	$1,306
Increase (decrease)	99	1,088	(2,607)	3,300
Balance at end of period	$2,285	$4,606	$2,285	$4,606

NOTE 8 – GOODWILL

A summary of the activity in goodwill is presented below:

	Six Months Ended June 30,
($ in thousands)	2021	2020
Beginning balance	$22,091	$17,792
Acquired goodwill	-	4,325

Ending balance	$22,091	$22,117

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

Goodwill was assessed for impairment using a quantitative test performed as of September 30, 2020 and reevaluated as of December 31, 2020. The Company again reviewed goodwill as of June 30, 2021 and the estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. No events or circumstances since the December 31, 2020 impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$87,884	$5,445	$87,687	$7,962
IRLCs	43,655	120	46,130	278
Total contracts	$131,539	$5,565	$133,817	$8,240
Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$87,884	$(5,445)	$87,687	$(7,962)
Forward contracts	50,000	(108)	50,000	(265)
Total contracts	$137,884	$(5,553)	$137,687	$(8,227)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the six months ended June 30, 2021 and 2020.

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	Statement of income classification	2021	2020	2021	2020
Interest rate swap contracts	Other income	$-	$48	$133	$228
Interest rate swap contracts	Other expense	-	-	-	-
IRLCs	Gain on sale of mortgage loans & OMSR	534	(334)	(158)	337
Forward contracts	Gain on sale of mortgage loans & OMSR	(605)	693	157	(360)

The following table shows the offsetting of financial assets and derivative assets at June 30, 2021 and December 31, 2020.

		Gross amounts	Net amounts of assets	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	Gross amounts of recognized assets	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2021
Interest rate swaps	$5,445	$-	$5,445	$-	$-	$5,445
December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$-	$7,962

The following table shows the offsetting of financial liabilities and derivative liabilities at June 30, 2021 and December 31, 2020.

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	Gross amounts of recognized liabilities	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2021
Interest rate swaps	$5,445	$-	$5,445	$1,155	$5,740	$(1,450)
December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$8,896	$(934)

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	June 30, 2021	December 31, 2020
Securities Sold Under Repurchase Agreements	$25,096	$20,189
Totals	$25,096	$20,189

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2022 through 2061. As of June 30, 2021, these repurchase agreements were secured by securities totaling $27.3 million. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window by pledging either securities or loans as collateral. As of June 30, 2021, there was no collateral pledged or borrowings drawn at the Discount Window.

The Company participated in the Paycheck Protection Program (“PPP”) and, as a result, has the ability to borrow from the Federal Reserve’s special purpose Paycheck Protection Program Liquidity Facility (“PPPLF”) for additional funding. At June 30, 2021, there were no borrowings from the PPPLF.

At June 30, 2021 and December 31, 2020, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB advances were secured by $147.5 million in mortgage loans at June 30, 2021. Advances, at interest rates from 2.88 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at June 30, 2021 were:

($ in thousands)	Debt
2022	3,000
2023	2,500
Total	$5,500

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of June 30, 2021 and December 31, 2020 was $10.3 million, with a maturity date of September 15, 2035.

NOTE 13 – SUBORDINATED DEBT

On May 27, 2021, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Purchase Agreements’’) with qualified institutional buyers and accredited investors (collectively, the “Purchasers”) pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 3.65% Fixed to Floating Rate Subordinated Notes due 2031 (the “Notes”). The Notes were sold by the Company in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The Notes mature on June 1, 2031 and bear interest at a fixed rate of 3.65% through May 31, 2026. From June 1, 2026 to the maturity date or earlier redemption of the Notes, the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month Secured Overnight Financing Rate (“SOFR”) provided by the Federal Reserve Bank of New York plus 296 basis points. The Company may redeem the Notes at any time after May 31, 2026, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes.

NOTE 14 – FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2021 and December 31, 2020.

($ in thousands)	Fair Values at 6/30/21	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$9,336	$-	$9,336	$-
Mortgage-backed securities	185,687	-	185,687	-
State and political subdivisions	13,221	-	13,221	-
Other corporate securities	3,512	-	3,512	-
Interest rate contracts - assets	5,445	-	5,445	-
Interest rate contracts - liabilities	(5,445)	-	(5,445)	-
Forward contracts	(108)	(108)	-	-
IRLCs	120	-	-	120

($ in thousands)	Fair Values at 12/31/2020	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$6,864	$-	$6,864	$-
Mortgage-backed securities	127,761	-	127,761	-
State and political subdivisions	12,275	-	12,275	-
Other corporate securities	2,506	-	2,506	-
Interest rate contracts - assets	7,962	-	7,962	-
Interest rate contracts - liabilities	(7,962)	-	(7,962)	-
Forward contracts	(265)	(265)	-	-
IRLCs	278	-	-	278

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2021 and 2020.

	for the Three Months Ended June 30,		for the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest Rate Lock Commitments
Balance at beginning of period	$(414)	$726	$278	$55
Total realized gains (losses)
Change in fair value	534	(334)	(158)	337
Balance at end of period	$120	$392	$120	$392

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2021 and December 31, 2020.

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

($ in thousands)	Fair values at 6/30/2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$639	$-	$-	$639
Mortgage servicing rights	10,678	-	-	10,678

($ in thousands)	Fair values at 12/31/2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,544	$-	$-	$3,544
Mortgage servicing rights	7,759	-	-	7,759

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at	Valuation		Range (weighted-
($ in thousands)	6/30/2021	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$639	Market comparable properties	Comparability adjustments (%)	0 - 15% (9%)
Mortgage servicing rights	10,678	Discounted cash flow	Discount Rate	8.53%
			Constant prepayment rate	12.17%
			P&I earnings credit	0.10%
			T&I earnings credit	0.14%
			Inflation for cost of servicing	1.50%
IRLCs	120	Discounted cash flow	Loan closing rates	47% - 99%

	Fair Value at	Valuation		Range (weighted-
($ in thousands)	12/31/2020	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$3,544	Market comparable properties	Comparability adjustments (%)	0 - 43% (22%)
Mortgage servicing rights	7,759	Discounted cash flow	Discount Rate	8.28%
			Constant prepayment rate	20.87%
			P&I earnings credit	0.14%
			T&I earnings credit	0.24%
			Inflation for cost of servicing	1.50%
IRLCs	278	Discounted cash flow	Loan closing rates	49% - 100%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2021 as compared to December 31, 2020.

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

Loans

The estimated fair value of loans as of June 30, 2021 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors.

Deposits, FHLB Advances & Repurchase Agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2021 and December 31, 2020.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2021 and December 31, 2020 and are not considered significant to this presentation.

Trust Preferred Securities

The fair value for Trust Preferred Securities is estimated by discounting the cash flows using an appropriate discount rate.

Subordinated Debt

The fair value for subordinated debt is estimated by discounting the cash flows using a discount rate equal to the rate currently offered on similar borrowings.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
June 30, 2021	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$154,993	$154,993	$154,993	$-	$-
Interest bearing time deposits	2,906	2,906	-	2,906	-
Loans held for sale	8,731	8,921	-	8,921	-
Loans, net of allowance for loan losses	837,207	839,479	-	-	839,479
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	3,000	3,000	-	3,000	-

Financial liabilities
Deposits	$1,091,034	$1,091,886	$918,337	$173,549	$-
Short-term borrowings	25,096	25,096	-	25,096	-
FHLB advances	5,500	5,681	-	5,681	-
Trust preferred securities	10,310	8,936	-	8,936	-
Subordinated debt, net of issuance costs	19,522	21,067	-	21,067	-
Interest payable	417	417	-	417	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2020	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$140,690	$140,690	$140,690	$-	$-
Interest bearing time deposits	5,823	5,823	-	5,823	-
Loans held for sale	7,234	7,508	-	7,508	-
Loans, net of allowance for loan losses	860,149	853,294	-	-	853,294
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	3,799	3,799	-	3,799	-

Financial liabilities
Deposits	$1,049,011	$1,050,558	$819,462	$231,096	$-
Short-term borrowings	20,189	20,189	-	20,189	-
FHLB advances	8,000	8,257	-	8,257	-
Trust preferred securities	10,310	8,394	-	8,394	-
Interest payable	616	616	-	616	-

NOTE 15 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 89,763 shares had been granted under the plan as of June 30, 2021.

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

As of June 30, 2021, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first six months of 2021.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan, which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2020, the Company met certain performance targets under the LTI Plan and restricted stock awards were approved and issued in February 2021. The compensation cost charged against income for the LTI Plan was $0.2 million, with a total income tax benefit recognized in the income statement of $0.04 million.

As of June 30, 2021, there was $0.74 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of restricted stock activity under the Company’s 2017 Plan as of June 30, 2021 and changes during the quarter then ended, is presented below:

		Weighted-
		Average Value
	Shares	Per Share
Nonvested, beginning of year	34,778	$18.52
Granted	34,354	18.28
Vested	(23,179)	18.39
Forfeited	(50)	18.28
Nonvested, end of year	45,903	$18.41

NOTE 16 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at June 30, 2021, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

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

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Net Income: Net income for the second quarter of 2021 was $3.8 million compared to net income of $3.7 million for the second quarter of 2020, an increase of 2.9 percent. Earnings per diluted share (EPS) of $0.52 were up 10.6 percent from EPS of $0.47 for the second quarter of 2020. Net income for the second quarter of 2021 was negatively impacted by the Company’s temporary impairment of $0.1 million on its mortgage servicing rights. The 2020 second quarter was impacted by temporary impairment of mortgage servicing rights of $1.1 million and merger costs of $1.2 million.

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, provided additional PPP funding of $284.5 billion and the establishment of PPP Second Draw Loans under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Relief Act”.) The Company continued its participation in the CARES Act pandemic response through the origination of loans under the PPP lending initiative. In the second phase of the initiative under the Relief Act, the Company originated $26.2 million in PPP loans during the quarter ended June 30, 2021. Total PPP loans outstanding at June 30, 2021 was $34.8 million, with $6.4 million remaining from Phase I and $28.4 million remaining from Phase II.

Provision for Loan Losses: The second quarter provision for loan losses was zero, compared to $1.3 million for the year-ago quarter as the Company recognized that risk in the portfolio has stabilized. The total reserve level of $13.3 million is up nearly 33 percent from the prior year and given that level zero provision for the quarter was appropriate. Net charge-offs for the quarter were $0.02 million compared to net charge-offs of $0.2 million for the year-ago quarter. Total delinquent loans ended the quarter at $3.5 million, or 0.41 percent of total loans, which is down $1.9 million from the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	Jun. 30, 2021	Jun. 30, 2020
Net charge-offs – QTD/YTD	$20/$18	$244/$641
Nonaccruing loans	3,615	6,534
Accruing Trouble Debt Restructures	758	804
Nonaccruing and restructured loans	4,373	7,338
OREO / OAO	1,603	382
Nonperforming assets	5,976	7,720
Nonperforming assets/Total assets	0.46%	0.64%
Allowance for loan losses/Total loans	1.56%	1.11%
Allowance for loan losses/Nonperforming loans	304.3%	136.4%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $15.7 million for the second quarter of 2021, a decrease of $1.8 million, or 10.3 percent, from the $17.5 million generated during the second quarter of 2020.

Net interest income was $9.2 million, which is up $0.3 million from the prior year second quarter’s $8.9 million. The Company’s earning assets increased $177.7 million, coupled with a 70 basis point decrease in the yield on earning assets. The net interest margin (FTE) for the second quarter of 2021 was 2.94 percent compared to 3.32 percent for the second quarter of 2020. Funding costs for interest bearing liabilities for the second quarter of 2021 were 0.44 percent compared to 0.89 percent for the prior year second quarter.

Noninterest income was $6.5 million for the second quarter of 2021, which was down $2.1 million from the prior year second quarter’s $8.6 million. In addition to the mortgage revenue detailed below, wealth management revenue was $1.0 million. Impairment to our mortgage servicing rights decreased noninterest income by $0.1 million in the quarter. Our title agency contributed revenue of $0.5 million in the second quarter of 2021, down $0.1 million from the prior year. Noninterest income as a percentage of average assets for the second quarter of 2021 was 1.97 percent compared to 2.95 percent for the prior year second quarter.

State Bank originated $164.9 million of mortgage loans for the second quarter of 2021, of which $119.1 million was sold with the remainder of loans held for investment. This compares to $223.7 million originated for the second quarter of 2020, of which $204.6 million was sold with the remainder of loans held for investment. These second quarter 2021 originations and subsequent sales resulted in $4.3 million of gains, down $3.9 million from the gains for the second quarter of 2020. Net mortgage banking revenue was $4.0 million for the second quarter of 2021 compared to $6.2 million for the second quarter of 2020. The 2021 second quarter included a $0.1 million impairment to our mortgage servicing rights compared to a $1.1 million valuation impairment for the second quarter of 2020.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2021 was $11.1 million, which was down $0.6 million compared to $11.7 million in the prior-year second quarter. The second quarter of 2021 included lower commission and incentives on mortgage sales and title volume. The second quarter of 2020 included $1.2 million in one-time merger related expenses.

Income Taxes: Income taxes for the second quarter of 2021 were $0.9 million (effective rate of 18.6 percent) compared to $0.9 million (effective rate of 19.2 percent) for the second quarter of 2020.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

Net Income: Net income for the first six months of 2021 was $10.8 million compared to net income of $4.3 million for the first six months of 2020, an increase of 150 percent. Earnings per diluted share (EPS) for the period of $1.49 were up 166 percent from EPS of $0.56 for the prior year six-month period.

Provision for Loan Losses: The provision for loan losses for the first six months of 2021 was $0.8 million compared to $1.9 million for the prior year first six months. Net charge offs for the period were $0.02 million compared to net charge offs of $0.6 million for the prior year six-month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $36.2 million for the first six months of 2021, an increase of $8.0 million, or 28.5 percent, from the $28.2 million generated during the 2020 first six months.

Net interest income was $18.8 million, which is up $1.4 million from net interest income of $17.4 million for the prior year first six months. The Company’s earning assets increased $199.2 million, and had a 73 basis point decrease in the yield on earning assets for the first six months of 2021. The net interest margin (FTE) for the first six months of 2021 was 3.07 percent compared to 3.40 percent for the first six months of 2020. Funding costs for interest bearing liabilities for the first six months of 2021 were 0.47 percent compared to 1.00 percent for the prior year first six months.

Noninterest income was $17.5 million for the first six months of 2021, which is up $6.7 million from noninterest income of $10.8 million for the prior year first six months. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.1 million, compared to $0.2 million for the same period in 2020. For the first six months, the Company had a mortgage servicing rights recapture of $2.6 million compared to mortgage servicing rights impairment in the first six months of 2020 of $3.3 million.

State Bank originated $320.7 million of mortgage loans during the first six months of 2021, of which $255.8 million of loans were sold with the remainder of loans held for investment. These levels were down 1 and 12 percent, respectively, as compared to the prior year first six months.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2021 was $22.0 million, which is up $0.9 million compared to $21.1 million in the prior year first six months. The increase in noninterest expenses compared to the prior year was due to increases in staffing and benefit costs and expenses for SBFG Title, which offset the $1.2 million in Edon merger expenses from the prior year.

Income Taxes: Income taxes for the first six months of 2021 were $2.7 million (effective rate of 19.7 percent) compared to $0.9 million (effective rate of 17.1 percent) for the first six months of 2020.

Changes in Financial Condition

Total assets at June 30, 2021 were $1,312.5 million, an increase of $54.7 million or 4.3 percent since December 2020 year end. Total loans, net of unearned income, were $850.5 million as of June 30, 2021, down $22.2 million or 2.5 percent, from year-end. Total PPP loan balances added $34.8 million to our total loans at June 30, 2021.

Total deposits at June 30, 2021 were $1,091.0 million, an increase of $42.0 million or 4.0 percent since 2020 year end. Borrowed funds (consisting of FHLB advances, REPOs, Trust Preferreds and subordinated debt) totaled $60.4 million at June 30, 2021. This is up from year-end when borrowed funds totaled $47.1 million due to an increase in REPOs and the subordinated debt. The subordinated debt issuance of $20 million during the quarter will be used for general corporate purposes. Total equity for the Company of $144.0 million now stands at 11.0 percent of total assets compared to the December 31, 2020 level of $142.9 million and 11.4 percent of total assets.

The allowance for loan loss of $13.3 million is up $0.8 million from the December 2020 year end level.

Capital Resources

As of June 30, 2021, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2021 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of June 30, 2021 and December 31, 2020 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Tier I Capital to average assets	$125,450	9.68%	$51,817	4.0%	$64,771	5.0%
Tier I Common equity capital to risk-weighted assets	125,450	13.11%	43,050	4.5%	62,183	6.5%

Tier I Capital to risk-weighted assets	125,450	13.11%	57,400	6.0%	76,533	8.0%
Total Risk-based capital to risk-weighted assets	137,424	14.36%	76,533	8.0%	95,667	10.0%

As of December 31, 2020
Tier I Capital to average assets	$119,480	9.94%	$48,099	4.0%	$60,123	5.0%
Tier I Common equity capital to risk-weighted assets	119,480	12.91%	41,651	4.5%	60,162	6.5%

Tier I Capital to risk-weighted assets	119,480	12.91%	55,534	6.0%	74,046	8.0%
Total Risk-based capital to risk-weighted assets	131,062	14.16%	74,046	8.0%	92,557	10.0%

New regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019 and are reflected in the June 30, 2021 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $378.4 million at June 30, 2021, compared to $303.2 million at December 31, 2020.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $643.4 million at June 30, 2021 and $608.4 million at December 31, 2020, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2021, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2021 and 2020 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2021 and negative cash flows for the six months ended June 30, 2020. Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2021 and net cash used by operating activities was $.3 million for the six months ended June 30, 2020. Highlights for the current year include $255.8 million in proceeds from the sale of loans, which is down $33.3 million from the prior year. Originations of loans held for sale was a use of cash of $249.5 million, which is down from the prior year by $38.4 million. For the six months ended June 30, 2021, there was a gain on sale of loans of $10.2 million, and depreciation and amortization of $1.0 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2021 and June 30, 2020. Net cash flows used in investing activities was $43.4 million for the six months ended June 30, 2021 and $43.8 million for the six months ended June 30, 2020. Highlights for the current year include purchases of available-for-sale securities of $88.4 million. These cash payments were offset by $23.3 million in proceeds from maturities and sales of securities, which is down $38.5 million from the prior year six -month period. The Company experienced a $20.6 million decrease in loans, which is down $81.1 million from the prior year six -month period.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2021 and June 30, 2020. Net cash flow provided by financing activities was $55.6 million for the six months ended June 30, 2021 and $102.8 million for the six months ended June 30, 2020. Highlights for the current period include a $98.9.5 million increase in transaction deposits for the six months ended June 30, 2021, which is down $10.9 million from the prior year. Certificates of deposit decreased by $56.9 million in the current year compared to $10.5 million for the prior year. The issuance of subordinated debt during the quarter provided for $19.5 million in proceeds net of debt issuance costs.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of June 30, 2021 and December 31, 2020 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis as of June 30, 2021 and only the minus 100 and minus 200 basis point rate change was included in this analysis as of December 31, 2020. The results of this analysis are reflected in the following tables for June 30, 2021 and December 31, 2020.

Economic Value of Equity

June 30, 2021

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$245,815	$43,954	21.77%
+300 basis points	238,075	36,214	17.94%
+200 basis points	228,795	26,934	13.34%
+100 basis points	217,295	15,434	7.65%
Base Case	201,861	-	-
-100 basis points	175,803	(26,058)	-12.91%

Economic Value of Equity

December 31, 2020

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$243,779	$61,586	33.80%
+300 basis points	231,590	49,397	27.11%
+200 basis points	217,936	35,743	19.62%
+100 basis points	202,260	20,067	11.01%
Base Case	182,193	-	-
-100 basis points	154,509	(27,684)	-15.19%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $643.4 million were pledged to meet FHLB collateralization requirements as of June 30, 2021. Based on the current collateralization requirements of the FHLB, the Company had approximately $100.1 million of additional borrowing capacity at June 30, 2021. The Company also had $132.7 million in unpledged securities available to pledge for additional borrowings.

The Company’s contractual obligations as of June 30, 2021 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $5.5 million, Trust Preferred Securities of $10.3 million, and Subordinated debt, net of issuance costs, of $19.5 million. Total time deposits at June 30, 2021 were $172.7 million, of which $69.6 million mature beyond one year.

In addition, as of June 30, 2021, the Company had commitments to sell mortgage loans totaling $52.1 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in the federal, state, or local tax laws may negatively impact our financial performance.

On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the early stages of the legislative process, which is expected to proceed this year due to the Democratic Party’s majority in both houses of Congress. If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On May 25, 2021, the Company announced that its board of directors had approved a new share repurchase program authorizing the repurchase of up to 750,000 common shares of the Company through May 31, 2022. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended June 30, 2021.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/01/21 - 04/30/21	67,946	$17.95	67,946	43,320
05/01/21 - 05/31/21	43,320	18.78	43,320	-
06/01/21 - 06/30/21	103,831	19.17	103,831	646,169
Total	215,097	$18.71	215,097	646,169

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits

31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101.INS	–	Inline XBRL Instance Document.
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: August 6, 2021	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer