Form 10-Q
period 2021-09-30
SB FINANCIAL GROUP, INC.
filed 2021-11-05
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_____________

Commission file number 1-36785

SB FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Clinton Street, Defiance, Ohio 43512

(Address of principal executive offices)

(Zip Code)

(419) 783-8950

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,956,333 Outstanding at November 5, 2021	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	September 2021	December 2020
	(unaudited)	(audited)
Assets
Cash and due from banks	$138,015	$140,690
Interest bearing time deposits	2,651	5,823
Available-for-sale securities	248,815	149,406
Loans held for sale	10,335	7,234
Loans, net of unearned income	846,548	872,723
Allowance for loan losses	(13,812)	(12,574)
Premises and equipment, net	23,874	23,557
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,303	5,303
Foreclosed assets held for sale, net	1,601	23
Interest receivable	2,954	3,799
Goodwill	22,091	22,091
Cash value of life insurance	17,795	17,530
Mortgage servicing rights	11,194	7,759
Other assets	12,361	14,475
Total assets	$1,329,725	$1,257,839

Liabilities and shareholders’ equity
Liabilities
Deposits
Non interest bearing demand	$258,857	$251,649
Interest bearing demand	189,130	176,785
Savings	246,414	174,864
Money market	258,741	216,164
Time deposits	158,518	229,549
Total deposits	1,111,660	1,049,011

Short-term borrowings	20,771	20,189
Federal Home Loan Bank advances	5,500	8,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,534	-
Interest payable	576	616
Other liabilities	17,082	26,790
Total liabilities	1,185,433	1,114,916

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Preferred stock, no par value;
authorized 200,000 shares; 2021 - 0 shares outstanding, 2020 - 0 shares outstanding	-	-
Common stock, no par value;
authorized 10,000,000 shares; 2021 - 8,180,712 shares issued, 2020 - 8,180,712 shares issued	54,463	54,463
Additional paid-in capital	14,875	14,845
Retained earnings	97,183	84,578
Accumulated other comprehensive income (loss)	(699)	2,210
Treasury stock, at cost;
(2021 - 1,206,790 common shares, 2020 - 808,456 common shares)	(21,530)	(13,173)
Total shareholders’ equity	144,292	142,923
Total liabilities and shareholders’ equity	$1,329,725	$1,257,839

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

($ in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest Income	2021	2020	2021	2020
Loans
Taxable	$9,948	$10,179	$29,070	$29,919
Tax exempt	52	47	147	185
Securities
Taxable	939	494	2,417	1,696
Tax exempt	94	87	267	246
Total interest income	11,033	10,807	31,901	32,046

Interest Expense
Deposits	709	1,423	2,489	4,852
Repurchase agreements & other	12	12	35	60
Federal Home Loan Bank advance expense	40	59	147	251
Trust preferred securities expense	49	54	150	204
Subordinated debt expense	199	-	274	-
Total interest expense	1,009	1,548	3,095	5,367

Net Interest Income	10,024	9,259	28,806	26,679
Provision for loan losses	300	1,800	1,050	3,700

Net interest income after provision for loan losses	9,724	7,459	27,756	22,979

Noninterest Income
Wealth management fees	959	839	2,826	2,382
Customer service fees	812	730	2,390	2,079
Gain on sale of mortgage loans & OMSR	3,947	8,085	14,061	18,153
Mortgage loan servicing fees, net	155	(169)	2,316	(4,101)
Gain on sale of non-mortgage loans	52	119	114	330
Title insurance income	508	517	1,561	1,391
Gain (loss) on sale/disposal of assets	1	(52)	1	(178)
Other income	215	349	839	1,138
Total noninterest income	6,649	10,418	24,108	21,194

Noninterest Expense
Salaries and employee benefits	6,689	6,995	20,190	18,841
Net occupancy expense	714	736	2,202	2,109
Equipment expense	872	888	2,382	2,368
Data processing fees	671	586	1,858	2,422
Professional fees	817	695	2,155	2,676
Marketing expense	201	137	556	486
Telephone and communications	140	142	433	379
Postage and delivery expense	100	96	308	307
State, local and other taxes	286	331	887	847
Employee expense	186	155	500	432
Other expenses	580	574	1,770	1,536
Total noninterest expense	11,256	11,335	33,241	32,403

Income before income tax	5,117	6,542	18,623	11,770

Provision for income taxes	1,014	1,292	3,678	2,184
Net Income	$4,103	$5,250	$14,945	$9,586

Net income available to common shareholders	$4,103	$5,250	$14,945	$9,586

Basic earnings per common share	$0.59	$0.69	$2.09	$1.25

Diluted earnings per common share	$0.58	$0.69	$2.08	$1.25

Average common shares outstanding (in thousands):
Basic:	6,966	7,607	7,142	7,700
Diluted:	7,017	7,607	7,167	7,700

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
($ in thousands)	2021	2020	2021	2020

Net income	$4,103	$5,250	$14,945	$9,586
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on securities available-for-sale	(1,517)	(125)	(3,682)	1,977
Related income tax effect	319	26	773	(415)
Other comprehensive income (loss), net of tax	(1,198)	(99)	(2,909)	1,562
Total comprehensive income	$2,905	$5,151	$12,036	$11,148

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

January 1, 2021	$-	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923
Net income				7,081			7,081
Other comprehensive loss					(2,667)		(2,667)
Dividends on common, $0.105 per share				(776)			(776)
Restricted stock vesting			(213)			213	-
Repurchased stock (142,094 shares)						(2,718)	(2,718)
Stock based compensation expense			123				123
Balance, March 31, 2021	$-	$54,463	$14,755	$90,883	$(457)	$(15,678)	$143,966
Net income				3,761			3,761
Other comprehensive income					956		956
Dividends on common, $0.11 per share				(793)			(793)
Repurchased stock (215,097 shares)						(4,024)	(4,024)
Stock based compensation expense			151				151
Balance, June 30, 2021	$-	$54,463	$14,906	$93,851	$499	$(19,702)	$144,017
Net income				4,103			4,103
Other comprehensive (loss)					(1,198)		(1,198)
Dividends on common, $0.11 per share				(771)			(771)
Restricted stock vesting			(131)			131	-
Repurchased stock (106,911 shares)						(1,959)	(1,959)
Stock based compensation expense			100				100
Balance, September 30, 2021	$-	$54,463	$14,875	$97,183	$(699)	$(21,530)	$144,292

($ in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

January 1, 2020	$-	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094
Net income				681			681
Other comprehensive income					1,390		1,390
Dividends on common, $0.095 per share				(744)			(744)
Restricted stock vesting			(225)			225	-
Stock options exercised			(253)			441	188
Repurchased stock (98,609 shares)						(1,814)	(1,814)
Stock based compensation expense			110				110
Balance, March 31, 2020	$-	$54,463	$14,655	$72,641	$2,049	$(7,903)	$135,905
Net income				3,655			3,655
Other comprehensive income					271		271
Dividends on common, $0.10 per share				(770)			(770)
Repurchased stock (90,762 shares)						(1,305)	(1,305)
Stock based compensation expense			125				125
Balance, June 30, 2020	$-	$54,463	$14,780	$75,526	$2,320	$(9,208)	$137,881
Net income				5,250			5,250
Other comprehensive loss					(99)		(99)
Dividends on common, $0.10 per share				(764)			(764)
Restricted stock vesting			(82)			82	-
Repurchased stock (73,517 shares)						(1,005)	(1,005)
Stock based compensation expense			84				84
Balance, September 30, 2020	$-	$54,463	$14,782	$80,012	$2,221	$(10,131)	$141,347

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net Income	$14,945	$9,586
Items not requiring (providing) cash
Depreciation and amortization	1,562	1,440
Provision for loan losses	1,050	3,700
Expense of share-based compensation plan	374	319
Amortization of premiums and discounts on securities	860	415
Amortization of intangible assets	53	28
Amortization of originated mortgage servicing rights	3,078	3,479
Impairment (recovery) of mortgage servicing rights	(2,855)	2,974
Proceeds from sale of loans held for sale	378,855	455,305
Originations of loans held for sale	(371,452)	(447,575)
Gain from sale of loans	(14,175)	(18,483)
Loss on sales of assets	1	177
Changes in
Interest receivable	845	(1,053)
Other assets	2,924	(5,570)
Interest payable & other liabilities	(10,055)	627
Net cash provided by operating activities	6,010	5,369
Investing Activities
Purchases of available-for-sale securities	(138,525)	(98,020)
Proceeds from maturities of interest bearing time deposits	3,172	2,586
Proceeds from maturities of available-for-sale securities	34,574	71,578
Net change in loans	24,676	(44,814)
Purchase of premises, equipment	(1,879)	(1,586)
Purchase of bank owned life insurance	(50)	-
Purchase of Federal Reserve and Federal Home Loan Bank Stock	-	(538)
Proceeds from sale of foreclosed assets	123	445
Acquisition, net of cash acquired	-	16,263
Net cash used in investing activities	(77,909)	(54,086)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	133,680	139,626
Net decrease in time deposits	(71,031)	(16,883)
Net increase in short term borrowings	582	7,765
Repayment of Federal Home Loan Bank advances	(2,500)	(8,000)
Net proceeds from subordinated debt	19,534	-
Net proceeds from share-based compensation plans	-	188
Stock repurchase plan	(8,701)	(4,124)
Dividends on common shares	(2,340)	(2,278)
Net cash provided by financing activities	69,224	116,294
Increase (Decrease) in cash and cash equivalents	(2,675)	67,577
Cash and cash equivalents, beginning of period	140,690	27,064
Cash and cash equivalents, end of period	$138,015	$94,641
Supplemental cash flow information
Interest paid	$3,135	$5,612
Income taxes paid	$3,760	$2,715
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$1,687	$207
In conjunction with the Edon acquisition, liabilities assumed were:
Fair value of assets acquired	$-	$66,795
Cash paid in acquisition	-	(15,519)
Liabilities assumed	$-	$51,276

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, including The State Bank and Trust Company (“State Bank”), SBFG Title, LLC (“Title”), SB Captive, Inc. (“Captive”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). RDSI is presently inactive and has had no material operations or employees since January 1, 2018. In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), which is inactive, and State Bank Insurance, LLC (“SBI”).

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

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, SBT Title, SB Captive and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of results for the complete year.

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

On November 15, 2019, the FASB delayed the effective date for certain small public companies and other private companies. As the Company is currently a smaller reporting company, the amendment delays the effective date of ASU No. 2016-13 to the Company’s fiscal year beginning January 1, 2023.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2021 or 2020. Participating securities in the table reflect dividends on unvested restricted shares. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below:

	Three Months Ended Sep. 30,
($ and outstanding shares in thousands - except per share data)	2021	2020
Distributed earnings allocated to common shares	$771	$764
Undistributed (in excess of) earnings allocated to common shares	3,327	4,482

Net earnings allocated to common shares	4,098	5,246
Net earnings allocated to participating securities	5	4

Net Income allocated to common shares and participating securities	$4,103	$5,250

Weighted average shares outstanding for basic earnings per share	6,966	7,607
Dilutive effect of stock compensation	51	-

Weighted average shares outstanding for diluted earnings per share	7,017	7,607

Basic earnings per common share	$0.59	$0.69

Diluted earnings per common share	$0.58	$0.69

	Nine Months Ended Sep. 30,
($ and outstanding shares in thousands - except per share data)	2021	2020
Distributed earnings allocated to common shares	$2,340	$2,278
Undistributed earnings allocated to common shares	12,589	7,296

Net earnings allocated to common shares	14,929	9,574
Net earnings allocated to participating securities	16	12

Net Income allocated to common shares and participating securities	$14,945	$9,586

Weighted average shares outstanding for basic earnings per share	7,142	7,700
Dilutive effect of stock compensation	25	-

Weighted average shares outstanding for diluted earnings per share	7,167	7,700

Basic earnings per common share	$2.09	$1.25

Diluted earnings per common share	$2.08	$1.25

NOTE 3 – BUSINESS COMBINATION

Effective June 5, 2020, the Company acquired Edon Bancorp and its subsidiary, The Edon State Bank Company of Edon, Ohio (“Edon”). Edon was headquartered in Edon, Ohio and had one retail banking office. At the closing of the acquisition, Edon Bancorp was merged with and into the Company, with the Company surviving, and Edon was merged with and into State Bank, with State Bank surviving. Under the terms of the merger agreement, shareholders of Edon received fixed consideration of $103.50 in cash for each share of Edon common stock for total consideration of $15.5 million. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

In accordance with ASC 805, the Company expensed approximately $1.2 million of direct acquisition costs during the three months ended September 30, 2020. The $1.2 million in merger expense is split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $4.3 million of goodwill and $0.7 million of intangible assets in the second quarter of 2020. The Company was able to increase both its deposit and loan base and acquire new households in a new market. It is expected that this transaction will result in business synergies and economies of scale. The acquisition was consistent with the Company’s strategy to expand its presence in Northwest Ohio and to increase profitability by introducing existing products and services to the acquired customer base. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

The following table summarizes the fair value of the total consideration transferred as part of the acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the Edon transaction based on assumptions that are subject to change as management continues to evaluate relevant information as it becomes available. The table includes any updates to assumptions determined within one year of the completion of the transaction.

The contractual principal of loans at the acquisition date was $16.3 million and the estimate of the contractual cash flows not expected to be collected was $0.4 million.

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

Pro Forma Financial Information

The results of operations of Edon have been included in the Company’s consolidated financial statements since the acquisition date of June 5, 2020. The following schedule includes the pro forma results for the nine months ended September 30, 2021 and 2020, as if the Edon acquisition had occurred as of the beginning of the reporting periods presented. The acquisition would have increased revenue by approximately $0.5 million and reduced net income by $0.4 million for the nine months ended September 30, 2020.

Summary of Operations ($ in thousands)	Nine Months Ended
SB Financial Consolidated	Sep. 2021	Sep. 2020
Net interest income	$28,806	$27,178
Provision for loan losses	1,050	3,700
Net interest income after provision	$27,756	$23,478

Non interest income	24,108	21,237
Non interest expense	33,241	33,474
Income before income taxes	$18,623	$11,241
Income tax expense	3,678	2,073
Net income	$14,945	$9,168

Basic earnings per share	$2.09	$1.19
Diluted earnings per share	$2.08	$1.19

*	Income tax expense for Edon calculated using a 21% statutory rate

Note 4 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2021 and December 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2021
U.S. Treasury and Government agencies	$11,502	$213	$-	$11,715
Mortgage-backed securities	216,539	965	(2,522)	214,982
State and political subdivisions	13,409	513	(24)	13,898
Other corporate securities	8,250	3	(33)	8,220

Totals	$249,700	$1,694	$(2,579)	$248,815

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2020
U.S. Treasury and Government agencies	$6,541	$323	$-	$6,864
Mortgage-backed securities	125,973	1,845	(57)	127,761
State and political subdivisions	11,595	680	-	12,275
Other corporate securities	2,500	6	-	2,506

Totals	$146,609	$2,854	$(57)	$149,406

The amortized cost and fair value of securities available for sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$3,416	$3,172
Due after one year through five years	3,074	3,391
Due after five years through ten years	18,607	18,979
Due after ten years	8,064	8,291
	33,161	33,833
Mortgage-backed securities	216,539	214,982

Totals	$249,700	$248,815

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $62.1 million at September 30, 2021 and $53.7 million at December 31, 2020. The fair value of securities delivered for repurchase agreements was $25.2 million at September 30, 2021 and $28.2 million at December 31, 2020.

There were no realized gains and losses from sales of available-for-sale securities for the three and nine months ended September 30, 2021 or September 30, 2020.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $178.6 million at September 30, 2021, and $27.3 million at December 31, 2020, which was approximately 72 and 18 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	162,287	(2,277)	9,661	(245)	171,948	(2,522)
State and political subdivisions	2,668	(24)	-	-	2,668	(24)
Other corporate securities	3,967	(33)	-	-	3,967	(33)

Totals	$168,922	$(2,334)	$9,661	$(245)	$178,583	$(2,579)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	26,582	(54)	717	(3)	27,299	(57)
State and political subdivisions	-	-	-	-	-	-
Other corporate securities	-	-	-	-	-	-

Totals	$26,582	$(54)	$717	$(3)	$27,299	$(57)

The total unrealized loss in the securities portfolio was $2.6 million as of September 30, 2021 compared to a $0.06 million unrealized loss at December 31, 2020. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of September 30, 2021.

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

Categories of loans at September 30, 2021 and December 31, 2020 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	September 2021	December 2020	September 2021	December 2020

Commercial & industrial	$138,377	$204,767	$144	$902
Commercial real estate - owner occupied	118,311	113,169	88	1,450
Commercial real estate - nonowner occupied	269,409	257,651	478	962
Agricultural	57,318	55,235	-	-
Residential real estate	207,675	182,165	2,056	2,704
Home equity line of credit (HELOC)	41,506	46,310	413	390
Consumer	14,154	14,847	9	18

Total loans	$846,750	$874,144	$3,188	$6,426

Net deferred costs (fees)	$(202)	$(1,421)

Total loans, net deferred costs (fees)	$846,548	$872,723

Allowance for loan losses	$(13,812)	$(12,574)

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2021, December 31, 2020 and September 30, 2020.

($ in thousands)
For the Three Months Ended September 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,718	$6,672	$494	$3,425	$997	$13,306
Charge offs	-	-	-	-	(24)	(24)
Recoveries	227	-	-	-	3	230
Provision	6	81	88	98	27	300
Ending balance	$1,951	$6,753	$582	$3,523	$1,003	$13,812

For the Nine Months Ended September 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574
Charge offs	-	-	-	(43)	(59)	(102)
Recoveries	227	-	-	49	14	290
Provision	(1,350)	1,302	86	983	29	1,050
Ending balance	$1,951	$6,753	$582	$3,523	$1,003	$13,812

For the Three Months Ended September 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$2,844	$3,604	$504	$2,278	$783	$10,013
Charge offs	-	-	-	-	(32)	(32)
Recoveries	10	-	-	1	1	12
Provision	342	911	46	258	243	1,800
Ending balance	$3,196	$4,515	$550	$2,537	$995	$11,793

For the Nine Months Ended September 30, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,883	$3,602	$434	$2,203	$633	$8,755
Charge offs	(582)	-	-	(37)	(67)	(686)
Recoveries	15	-	-	3	6	24
Provision	1,880	913	116	368	423	3,700
Ending balance	$3,196	$4,515	$550	$2,537	$995	$11,793

Loans Receivable at September 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$10	$-	$79	$4	$93
Ending balance:
collectively evaluated for impairment	$1,951	$6,743	$582	$3,444	$999	$13,719

Totals	$1,951	$6,753	$582	$3,523	$1,003	$13,812

Loans:
Ending balance:
individually evaluated for impairment	$119	$363	$-	$2,046	$149	$2,677
Ending balance:
collectively evaluated for impairment	$138,258	$387,357	$57,318	$205,629	$55,511	$844,073

Totals	$138,377	$387,720	$57,318	$207,675	$55,660	$846,750

Loans Receivable at December 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$174	$-	$160	$3	$337
Ending balance:
collectively evaluated for impairment	$3,074	$5,277	$496	$2,374	$1,016	$12,237

Totals	$3,074	$5,451	$496	$2,534	$1,019	$12,574
Loans:
Ending balance:
individually evaluated for impairment	$849	$2,202	$-	$2,746	$162	$5,959
Ending balance:
collectively evaluated for impairment	$203,918	$368,618	$55,235	$179,419	$60,995	$868,185

Totals	$204,767	$370,820	$55,235	$182,165	$61,157	$874,144

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of September 30, 2021 and December 31, 2020.

($ in thousands) September 30, 2021	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$137,396	$115,159	$263,416	$57,318	$204,899	$41,094	$14,138	$833,420
Special Mention (5)	685	3,064	2,639	-	-	-	7	6,395
Substandard (6)	191	-	2,876	-	2,749	412	9	6,237
Doubtful (7)	105	88	478	-	27	-	-	698
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$138,377	$118,311	$269,409	$57,318	$207,675	$41,506	$14,154	$846,750

December 31, 2020	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$202,543	$108,726	$250,405	$55,227	$178,575	$45,866	$14,807	$856,149
Special Mention (5)	1,485	2,993	3,338	-	-	-	14	7,830
Substandard (6)	151	-	3,026	8	3,560	444	26	7,215
Doubtful (7)	588	1,450	882	-	30	-	-	2,950
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$204,767	$113,169	$257,651	$55,235	$182,165	$46,310	$14,847	$874,144

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2021 and December 31, 2020.

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past		Total Loans
September 30, 2021	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$58	$23	$96	$177	$138,200	$138,377
Commercial real estate - owner occupied	-	-	88	88	118,223	118,311
Commercial real estate - nonowner occupied	77	37	209	323	269,086	269,409
Agricultural	-	-	-	-	57,318	57,318
Residential real estate	377	168	1,184	1,729	205,946	207,675
HELOC	256	108	179	543	40,963	41,506
Consumer	7	50	45	102	14,052	14,154
Total Loans	$775	$386	$1,801	$2,962	$843,788	$846,750

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past		Total Loans
December 31, 2020	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$380	$-	$618	$998	$203,769	$204,767
Commercial real estate - owner occupied	-	-	1,450	1,450	111,719	113,169
Commercial real estate - nonowner occupied	-	141	699	840	256,811	257,651
Agricultural	8	-	-	8	55,227	55,235
Residential real estate	12	1,393	1,212	2,617	179,548	182,165
HELOC	190	74	198	462	45,848	46,310
Consumer	123	42	20	185	14,662	14,847
Total Loans	$713	$1,650	$4,197	$6,560	$867,584	$874,144

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

The following tables present impaired loan information as of and for the three and nine months ended September 30, 2021 and 2020, and for the twelve months ended December 31, 2020:

($ in thousands) Nine Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
September 30, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$119	$204	$-	$217	$2
Commercial real estate - owner occupied	88	88	-	88	-
Commercial real estate - nonowner occupied	232	232	-	359	22
Agricultural	-	-	-	-	-
Residential real estate	1,449	1,516	-	1,705	49
HELOC	6	6		9	-
Consumer	3	3	-	4	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	173	173	10	173	-
Agricultural	-	-	-	-	-
Residential real estate	737	737	83	770	20
HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$119	$204	$-	$217	$2
Commercial real estate - owner occupied	$88	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$405	$405	$10	$532	$22
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,186	$2,253	$83	$2,475	$69
HELOC	$6	$6	$-	$9	$-
Consumer	$3	$3	$-	$4	$-

Three Months Ended	Average Recorded	Interest Income
September 30, 2021	Investment	Recognized
($ in thousands)
With no related allowance recorded:
Commercial & industrial	$216	$1
Commercial real estate - owner occupied	88	-
Commercial real estate - nonowner occupied	356	7
Agricultural	-	-
Residential real estate	1,689	18
HELOC	7	-
Consumer	3	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	173	-
Agricultural	-	-
Residential real estate	762	7
HELOC	-	-
Consumer	-	-
Totals:
Commercial & industrial	$216	$1
Commercial real estate - owner occupied	$88	$-
Commercial real estate - nonowner occupied	$529	$7
Agricultural	$-	$-
Residential real estate	$2,451	$25
HELOC	$7	$-
Consumer	$3	$-

($ in thousands)
Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	1,441	1,441	-	1,573	11
Commercial real estate - nonowner occupied	182	182	-	258	14
Agricultural	-	-	-	-	-
Residential real estate	1,017	1,084	-	1,243	64
HELOC	89	89		98	4
Consumer	7	7	-	12	1
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	579	579	174	579	3
Agricultural	-	-	-	-	-
Residential real estate	1,729	1,774	160	1,785	14
HELOC	66	66	3	83	6
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	$1,441	$1,441	$-	$1,573	$11
Commercial real estate - nonowner occupied	$761	$761	$174	$837	$17
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,746	$2,858	$160	$3,028	$78
HELOC	$155	$155	$3	$181	$10
Consumer	$7	$7	$-	$12	$1

	Nine Months Ended		Three Months Ended
September 30, 2020	Average Recorded	Interest Income	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$1,886	$34	$1,860	$10
Commercial real estate - owner occupied	1,362	-	1,362	-
Commercial real estate - nonowner occupied	1,051	14	1,051	6
Agricultural	-	-	-	-
Residential real estate	1,634	70	1,619	20
HELOC	64	3	60	1
Consumer	13	1	11	-
With a specific allowance recorded:
Commercial & industrial	249	-	249	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-
Agricultural	-	-	-	-
Residential real estate	2,056	10	2,051	10
HELOC	84	4	82	1
Consumer	-	-	-	-
Totals:
Commercial & industrial	$2,135	$34	$2,109	$10
Commercial real estate - owner occupied	$1,362	$-	$1,362	$-
Commercial real estate - nonowner occupied	$1,051	$14	$1,051	$6
Agricultural	$-	$-	$-	$-
Residential real estate	$3,690	$80	$3,670	$30
HELOC	$148	$7	$142	$2
Consumer	$13	$1	$11	$-

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

The Company had no new TDR activity in the three months ended September 30, 2021. The following table represents new TDR activity for the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company had no new TDR activity.

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

HELOC	2	$42	$42

Total modifications	2	$42	$42

	Interest Only	Term	Combination	Total Modification

HELOC	$-	$-	$42	$42

Total modifications	$-	$-	$42	$42

There were no TDRs modified during the past twelve months that have subsequently defaulted.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which extends the duration of loan forbearance (deferral) agreements beyond the current three-month period before a loan is considered to be a TDR. As of September 30, 2021, the Company had no loans on COIVD-related deferral.

As of September 30, 2021, the Company had $1.6 million in commercial real estate in Foreclosed Assets Held For Sale. Foreclosed assets held for sale at December 31, 2020, was $.02 million.

NOTE 6 – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

The Company acquired loans in the acquisition of Edon effective June 5, 2020. None of the acquired loans had evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would be collected.

The following table presents the carrying amount of the acquired loans included in the consolidated balance sheet as of September 30, 2021:

($ in thousands)	September 30, 2021
Commercial & industrial	$1,068
Commercial real estate - owner occupied	-
Commercial real estate - nonowner occupied	362
Agricultural	7,579
Residential real estate	2,487
HELOC	-
Consumer	41

Total loans	$11,537

Accretable yield, or income expected to be collected as of September 30, 2021 was $0.3 million.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.3 billion at September 30, 2021 and $1.3 billion at December 31, 2020. Contractually specified servicing fees of $0.9 million and $2.5 million were included in mortgage loan servicing fees in the consolidated income statement for the three months and nine months ended September 30, 2021, respectively. Servicing fees of $0.8 million and $2.4 million were included for the three and nine months ended September 30, 2020, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020

Balance at beginning of period	$10,678	$8,168	$7,759	$11,017
Mortgage servicing rights capitalized during the period	1,211	1,349	3,658	3,971
Mortgage servicing rights amortization during the period	(943)	(1,308)	(3,078)	(3,479)
Net change in valuation allowance	248	326	2,855	(2,974)
Balance at end of period	$11,194	$8,535	$11,194	$8,535

Valuation allowance:
Balance at beginning of period	$2,285	$4,606	$4,892	$1,306
Increase (decrease)	(248)	(326)	(2,855)	2,974
Balance at end of period	$2,037	$4,280	$2,037	$4,280

NOTE 8 – GOODWILL

A summary of the activity in goodwill is presented below:

	Nine Months Ended September 30,
($ in thousands)	2021	2020

Beginning balance	$22,091	$17,792
Acquired goodwill	-	4,325
Measurement period adjustments	-	(26)
Ending balance	$22,091	$22,091

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or circumstances change that indicate an impairment may exist.

As of September 30, 2021 and December 31, 2020 the carrying amount of goodwill was $22.1 million. There have been no changes in the carrying amount of the goodwill for the three and nine months ended September 30, 2021 Goodwill is assessed for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of September 30, 2021.. The results of the test indicated no goodwill impairment existed as of that date.

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
($ in thousands)	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$89,557	$4,910	$87,687	$7,962
IRLCs	-	-	46,130	278
Forward contracts	50,500	285	-	-
Total contracts	$140,057	$5,195	$133,817	$8,240

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$89,557	$(4,910)	$87,687	$(7,962)
Forward contracts	-	-	50,000	(265)
IRLCs	43,734	(119)	-	-
Total contracts	$133,291	$(5,029)	$137,687	$(8,227)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the nine months ended September 30, 2021 and 2020.

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	Statement of income classification	2021	2020	2021	2020
Interest rate swap contracts	Other income	$-	$54	$133	$282
IRLCs	Gain on sale of mortgage loans & OMSR	(239)	(102)	(397)	235
Forward contracts	Gain on sale of mortgage loans & OMSR	393	195	550	(165)

The following table shows the offsetting of financial assets and derivative assets at September 30, 2021 and December 31, 2020.

	Gross amounts	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	of recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2021
Interest rate swaps	$4,910	$-	$4,910	$-	$-	$4,910

December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$-	$7,962

The following table shows the offsetting of financial liabilities and derivative liabilities at September 30, 2021 and December 31, 2020.

	Gross amounts	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	of recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
September 30, 2021
Interest rate swaps	$4,910	$-	$4,910	$-	$6,896	$(1,986)

December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$8,896	$(934)

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	September 30, 2021	December 31, 2020
Securities sold under repurchase agreements	$20,771	$20,189
Totals	$20,771	$20,189

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2022 through 2051. As of September 30, 2021, these repurchase agreements were secured by securities totaling $25.2 million. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window by pledging either securities or loans as collateral. As of September 30, 2021, there was no collateral pledged or borrowings drawn at the Discount Window.

At September 30, 2021 and December 31, 2020, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB advances were secured by $155.4 million in mortgage loans at September 30, 2021. Advances, at interest rates from 2.88 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at September 30, 2021 were:

($ in thousands)	Debt
2022	$3,000
2023	2,500
Total	$5,500

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80%, currently at 1.92%, and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of September 30, 2021 and December 31, 2020 was $10.3 million, with a maturity date of September 15, 2035.

NOTE 13 – SUBORDINATED DEBT

On May 27, 2021, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Purchase Agreements”) with qualified institutional buyers and accredited investors (collectively, the “Purchasers”) pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 3.65% Fixed to Floating Rate Subordinated Notes due 2031 (the “Notes”). The Notes were sold by the Company in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The Notes mature on June 1, 2031 and bear interest at a fixed rate of 3.65% through May 31, 2026. From June 1, 2026 to the maturity date or earlier redemption of the Notes, the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month Secured Overnight Financing Rate (“SOFR”) provided by the Federal Reserve Bank of New York plus 296 basis points. The Company may redeem the Notes at any time after May 31, 2026, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2021 and December 31, 2020.

($ in thousands)	Fair value at September 30, 2021	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$11,715	$-	$11,715	$-
Mortgage-backed securities	214,982	-	214,982	-
State and political subdivisions	13,898	-	13,898	-
Other corporate securities	8,220	-	8,220	-
Interest rate contracts - assets	4,910	-	4,910	-
Interest rate contracts - liabilities	(4,910)	-	(4,910)	-
Forward contracts	285	285	-	-
IRLCs	(119)	-	-	(119)

($ in thousands)	Fair value at December 31, 2020	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,864	$-	$6,864	$-
Mortgage-backed securities	127,761	-	127,761	-
State and political subdivisions	12,275	-	12,275	-
Other corporate securities	2,506	-	2,506	-
Interest rate contracts - assets	7,962	-	7,962	-
Interest rate contracts - liabilities	(7,962)	-	(7,962)	-
Forward contracts	(265)	(265)	-	-
IRLCs	278	-	-	278

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2021 and 2020.

	for the Three Months Ended September 30,		for the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest Rate Lock Commitments
Balance at beginning of period	$120	$392	$278	$55
Total realized gains (losses)
Change in fair value	(239)	(102)	(397)	235
Balance at end of period	$(119)	$290	$(119)	$290

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2021 and December 31, 2020.

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

($ in thousands)	Fair value at September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$794	$-	$-	$794
Mortgage servicing rights	11,194	-	-	11,194

($ in thousands)	Fair value at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,544	$-	$-	$3,544
Mortgage servicing rights	7,759	-	-	7,759

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands)	Fair value at September 30, 2021	Valuation technique	Unobservable inputs	Range (weighted-average)

Collateral-dependent impaired loans	$794	Market comparable properties	Comparability adjustments (%)	0 - 12% (8)%
Mortgage servicing rights	11,194	Discounted cash flow	Discount Rate	8.65%
			Constant prepayment rate	12.01%
			P&I earnings credit	0.08%
			T&I earnings credit	0.13%
			Inflation for cost of servicing	1.50%

IRLCs	(119)	Discounted cash flow	Loan closing rates	49% - 99%

($ in thousands)	Fair value at December 31, 2020	Valuation technique	Unobservable inputs	Range (weighted-average)

Collateral-dependent impaired loans	$3,544	Market comparable properties	Comparability adjustments (%)	0 - 43% (22)%
Mortgage servicing rights	7,759	Discounted cash flow	Discount Rate	8.28%
			Constant prepayment rate	20.87%
			P&I earnings credit	0.14%
			T&I earnings credit	0.24%
			Inflation for cost of servicing	1.50%

IRLCs	278	Discounted cash flow	Loan closing rates	49% - 100%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2021 as compared to December 31, 2020.

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

Loans

The estimated fair value of loans as of September 30, 2021 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors.

Deposits, FHLB Advances & Repurchase Agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2021 and December 31, 2020.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2021 and December 31, 2020 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
September 30, 2021	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$138,015	$138,015	$138,015	$-	$-
Interest bearing time deposits	2,651	2,651	-	2,651	-
Loans held for sale	10,335	10,515	-	10,515	-
Loans, net of allowance for loan losses	832,736	834,605	-	-	834,605
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	2,954	2,954	-	2,954	-

Financial liabilities
Deposits	$1,111,660	$1,112,208	$953,142	$159,066	$-
Short-term borrowings	20,771	20,771	-	20,771	-
FHLB advances	5,500	5,649	-	5,649	-
Trust preferred securities	10,310	9,136	-	9,136	-
Subordinated debt, net of issuance costs	19,534	21,281	-	21,281	-
Interest payable	576	576	-	576	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2020	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$140,690	$140,690	$140,690	$-	$-
Interest bearing time deposits	5,823	5,823	-	5,823	-
Loans held for sale	7,234	7,508	-	7,508	-
Loans, net of allowance for loan losses	860,149	853,294	-	-	853,294
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	3,799	3,799	-	3,799	-

Financial liabilities
Deposits	$1,049,011	$1,050,558	$819,462	$231,096	$-
Short-term borrowings	20,189	20,189	-	20,189	-
FHLB advances	8,000	8,257	-	8,257	-
Trust preferred securities	10,310	8,394	-	8,394	-
Interest payable	616	616	-	616	-

NOTE 15 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 89,833 shares had been granted under the plan as of September 30, 2021.

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

As of September 30, 2021, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the nine months of 2021.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan, which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2020, the Company met certain performance targets under the LTI Plan and restricted stock awards were approved and issued in February 2021. The compensation cost charged against income for the LTI Plan was $0.4 million, with a total income tax benefit recognized in the income statement of $0.08 million.

As of September 30, 2021, there was $0.65 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the nine months ended September 30, 2021.

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2021	34,778	$18.52
Granted	35,854	18.29
Vested	(23,179)	18.39
Forfeited	(1,480)	17.90

Nonvested, September 30, 2021	45,973	$18.43

NOTE 16 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at September 30, 2021, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry including impacts from the COVID-19 pandemic on local, national and global economic conditions as well as the various governmental responses to the COVID-19 pandemic, including stimulus packages and programs; potential litigation or other risks related to participation in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”); changes in economic conditions in the market areas in which the Company and its subsidiaries operate; changes in policies by regulatory agencies; the transition away from LIBOR as a reference rate for financial contracts; operating risks; changes in accounting standards and policies; changes in tax laws; fluctuations in interest rates; demand for loans in the market areas in which the Company and its subsidiaries operate; increases in FDIC insurance premiums; changes in the competitive environment; losses of significant customers; geopolitical events; and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by the risk factors included under the heading “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Net Income: Net income for the third quarter of 2021 was $4.1 million compared to net income of $5.3 million for the third quarter of 2020, a decrease of 21.8 percent. Earnings per diluted share (EPS) of $0.58 were down 15.9 percent from EPS of $0.69 for the third quarter of 2020. Net income for the third quarter of 2021 was positively impacted by the recapture of the Company’s temporary mortgage servicing rights impairment of $0.25 million. The 2020 third quarter was also positively impacted by mortgage servicing rights recapture of $0.33 million.

The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, provided additional PPP funding of $284.5 billion and the establishment of PPP Second Draw Loans under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Relief Act”.) The Company continued its participation in the CARES Act pandemic response through the PPP lending initiative. During the quarter ended September 30, 2021, the Company processed forgiveness (loans paid by off by the SBA) of $24.6 million. PPP loans outstanding at September 30, 2021 totaled $10.2 million, with $0.4 million remaining from Phase I and $9.8 million remaining from Phase II.

Provision for Loan Losses: The third quarter provision for loan losses was $0.3 million, compared to $1.8 million for the year-ago quarter. The total reserve level of $13.8 million is up over 17 percent from the prior year. The Company had recoveries of $0.2 million for the quarter compared to net charge-offs of $0.02 million for the year-ago quarter. Total delinquent loans ended the quarter at $3.0 million, or 0.35 percent of total loans, which is down $3.0 million from the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	Sep. 30, 2021	Sep. 30, 2020
Net chargeoffs (recoveries) – QTD/YTD	($206)/($188)	$21/$662
Nonaccruing loans	3,188	6,409
Accruing Trouble Debt Restructures	805	789
Nonaccruing and restructured loans	3,993	7,198
OREO / OAO	1,601	76
Nonperforming assets	5,594	7,274
Nonperforming assets/Total assets	0.42%	0.60%
Allowance for loan losses/Total loans	1.63%	1.33%
Allowance for loan losses/Nonperforming loans	351.5%	163.8%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $16.7 million for the third quarter of 2021, a decrease of $3.0 million, or 15.3 percent, from the $19.7 million generated during the third quarter of 2020.

Net interest income (“NII”) was $10.0 million for the third quarter of 2021, which was up $0.8 million from the prior year third quarter’s $9.3 million. Included in NII was $1.1 million in fees and interest from PPP loans compared to $0.6 million for the prior year quarter. The Company’s earning assets increased $163.3 million, coupled with a 44 basis point decrease in the yield on earning assets. The net interest margin (FTE) for the third quarter of 2021 was 3.21 percent compared to 3.41 percent for the third quarter of 2020. Funding costs for interest bearing liabilities for the third quarter of 2021 were 0.44 percent compared to 0.75 percent for the prior year third quarter.

Noninterest income was $6.6 million for the third quarter of 2021, which was down $3.8 million from the prior year third quarter’s $10.4 million. In addition to the mortgage revenue detailed below, wealth management revenue was $1.0 million. Recapture of mortgage servicing rights impairment increased noninterest income by $0.25 million in the quarter. Our title agency contributed revenue of $0.5 million in the third quarter of 2021. Noninterest income as a percentage of average assets for the third quarter of 2021 was 1.99 percent compared to 3.42 percent for the prior year third quarter.

State Bank originated $153.1 million of mortgage loans for the third quarter of 2021, of which $123.1 million of loans were sold with the remainder of loans held for investment. This compares to $200.2 million originated for the third quarter of 2020, of which $166.2 million of loans were sold with the remainder of loans held for investment. These third quarter 2021 originations and subsequent sales resulted in $3.9 million of gains, down $4.1 million from the gains for the third quarter of 2020. Net mortgage banking revenue was $4.1 million for the third quarter of 2021 compared to $7.9 million for the third quarter of 2020. The 2021 third quarter included a $0.25 million recapture of mortgage servicing rights compared to a $0.33 million recapture for the third quarter of 2020.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2021 was $11.3 million, which was even compared to the $11.3 million in the prior-year third quarter. The third quarter of 2021 included lower commission and incentives on mortgage sales and title volume, which was offset by higher data processing and professional fee expense due to expanded implementation of technology solutions.

Income Taxes: Income taxes for the third quarter of 2021 were $1.0 million (effective rate of 19.8 percent) compared to $1.3 million (effective rate of 19.8 percent) for the third quarter of 2020.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Net Income: Net income for the nine months ended September 30, 2021 was $14.9 million compared to net income of $9.6 million for the first nine months of 2020, an increase of $5.4 million or 56 percent. EPS for the period of $2.08 were up 66 percent from EPS of $1.25 for the prior year nine-month period.

Provision for Loan Losses: The provision for loan losses for the nine months ended September 30, 2021 was $1.1 million compared to $3.7 million for the prior year nine months. The Company had recoveries of $0.2 million for the first nine months of 2021 compared to net charge offs of $0.7 million for the prior year nine-month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $52.9 million for the first nine months of 2021, an increase of $5.0 million, or 10.4 percent, from the $47.9 million generated during the prior year nine-month period.

Net interest income was $28.8 million, which is up $2.1 million or 8.0 percent from net interest income of $26.7 million for the prior year nine months. The Company’s earning assets increased $188.4 million, and had a 64 basis point decrease in the yield on earning assets for the nine months of 2021. The net interest margin (FTE) for the first nine months of 2021 was 3.12 percent compared to 3.41 percent for the nine months of 2020. Funding costs for interest bearing liabilities for the nine months of 2021 were 0.46 percent compared to 0.91 percent for the prior year nine months.

Noninterest income was $24.1 million for the nine months ended September 30, 2021, which is up $2.9 million or 13.7 percent from noninterest income of $21.2 million for the prior year nine months. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.1 million, compared to $0.3 million for the same period in 2020. For the nine months ended September 30, 2021, the Company had mortgage servicing rights recapture of $2.9 million compared to mortgage servicing rights impairment in the nine months of 2020 of $3.0 million.

State Bank originated $473.8 million of mortgage loans during the first nine months of 2021, of which $378.9 million of loans were sold with the remainder of loans held for investment. These levels compare to $525.2 million of loans originated and $455.3 million of loans sold for the prior nine month period, or declines of 9.8 and 16.8 percent, respectively.

Consolidated Noninterest Expense: Noninterest expense for the nine months ended September 30, 2021 was $33.2 million, which is up $0.8 million or 2.6 percent compared to the $32.4 million from the prior year nine month period. The increase in noninterest expenses compared to the prior year was due to increases in staffing, benefit costs and higher investments in technology. The prior year period included $1.2 million in one-time expenses related to the Edon acquisition.

Income Taxes: Income taxes for the nine months ended September 30, 2021 were $3.7 million (effective rate of 19.8 percent) compared to $2.2 million (effective rate of 18.6 percent) for the nine months ended September 30, 2020.

Changes in Financial Condition

Total assets at September 30, 2021 were $1.33 billion, an increase of $71.9 million or 5.7 percent since December 31, 2020. Total loans, net of unearned income, were $846.5 million as of September 30, 2021, down $26.2 million or 3.0 percent, from year-end. PPP loan balances of $10.2 million were included in our total loans at September 30, 2021.

Total deposits at September 30, 2021 were $1.11 billion, an increase of $62.6 million or 6.0 percent since 2020 year end. Borrowed funds (consisting of FHLB advances, REPOs, Trust Preferred Securities and subordinated debt) totaled $56.1 million at September 30, 2021. This is up from year-end 2020 when borrowed funds totaled $47.1 million due to an increase in REPOs and the subordinated debt. Total equity for the Company of $144.3 million now stands at 10.9 percent of total assets compared to the December 31, 2020 level of $142.9 million and 11.4 percent of total assets.

The allowance for loan loss of $13.8 million is up $1.2 million from the December 2020 year end level.

Capital Resources

As of September 30, 2021, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2021 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of September 30, 2021 and December 31, 2020 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

					To Be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Tier I Capital to average assets	$129,714	9.98%	$52,014	4.0%	$65,017	5.0%
Tier I Common equity capital to risk-weighted assets	129,714	13.23%	44,134	4.5%	63,749	6.5%

Tier I Capital to risk-weighted assets	129,714	13.23%	58,845	6.0%	78,460	8.0%
Total Risk-based capital to risk-weighted assets	141,992	14.48%	78,460	8.0%	98,075	10.0%

As of December 31, 2020
Tier I Capital to average assets	$119,480	9.94%	$48,099	4.0%	$60,123	5.0%
Tier I Common equity capital to risk-weighted assets	119,480	12.91%	41,651	4.5%	60,162	6.5%

Tier I Capital to risk-weighted assets	119,480	12.91%	55,534	6.0%	74,046	8.0%
Total Risk-based capital to risk-weighted assets	131,062	14.16%	74,046	8.0%	92,557	10.0%

New regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019 and are reflected in the September 30, 2021 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $399.8 million at September 30, 2021, compared to $303.2 million at December 31, 2020.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $652.8 million at September 30, 2021 and $608.4 million at December 31, 2020, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2021, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2021 and 2020 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2021 and September 30, 2020. Net cash provided by operating activities was $6.0 million for the nine months ended September 30, 2021 and $5.4 million for the nine months ended September 30, 2020. Highlights for the current year include $378.9 million in proceeds from the sale of loans, which is down $76.4 million from the prior year. Originations of loans held for sale was a use of cash of $371.5 million, which is down from the prior year by $76.1 million. For the nine months ended September 30, 2021, there was a gain on sale of loans of $14.2 million, and depreciation and amortization of $1.6 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2021 and September 30, 2020. Net cash used in investing activities was $77.9 million for the nine months ended September 30, 2021 and $54.1 million for the nine months ended September 30, 2020. Highlights for the current year include purchases of available-for-sale securities of $138.5 million. These cash payments were offset by $34.6 million in proceeds from maturities and sales of securities, which is down $37.0 million from the prior year nine-month period. The Company experienced a $24.7 million decrease in loans, which is down $69.5 million from the prior year nine-month period.

The Company experienced positive cash flows from financing activities for the nine months ended September 30, 2021 and September 30, 2020. Net cash provided by financing activities was $69.2 million for the nine months ended September 30, 2021 and $116.3 million for the nine months ended September 30, 2020. Highlights for the current period include a $133.7 million increase in transaction deposits for the nine months ended September 30, 2021, which is down $6.0 million from the prior year. Certificates of deposit decreased by $71.0 million in the current year compared to $16.9 million for the prior year nine-month period. The issuance of subordinated debt during the quarter provided for $19.5 million in proceeds net of debt issuance costs.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of September 30, 2021 and December 31, 2020 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis as of September 30, 2021 and only the minus 100 basis point rate change was included in this analysis as of December 31, 2020. The results of this analysis are reflected in the following tables for September 30, 2021 and December 31, 2020.

Economic Value of Equity
September 30, 2021
($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$248,503	$36,771	17.37%
+300 basis points	242,622	30,890	14.59%
+200 basis points	235,142	23,410	11.06%
+100 basis points	225,417	13,685	6.46%
Base Case	211,732	—	—
-100 basis points	186,649	(25,083)	-11.85%

Economic Value of Equity
December 31, 2020
($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$243,779	$61,586	33.80%
+300 basis points	231,590	49,397	27.11%
+200 basis points	217,936	35,743	19.62%
+100 basis points	202,260	20,067	11.01%
Base Case	182,193	—	—
-100 basis points	154,509	(27,684)	-15.19%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $652.8 million were pledged to meet FHLB collateralization requirements as of September 30, 2021. Based on the current collateralization requirements of the FHLB, the Company had approximately $105.2 million of additional borrowing capacity at September 30, 2021. The Company also had $161.0 million in unpledged securities available to pledge for additional borrowings.

The Company’s contractual obligations as of September 30, 2021 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $5.5 million, Trust Preferred Securities of $10.3 million, and Subordinated debt, net of issuance costs, of $19.5 million. Total time deposits at September 30, 2021 were $158.5 million, of which $62.8 million mature beyond one year.

In addition, as of September 30, 2021, the Company had commitments to sell mortgage loans totaling $52.0 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the risk factors included in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On May 25, 2021, the Company announced that its board of directors had approved a new share repurchase program authorizing the repurchase of up to 750,000 common shares of the Company through May 31, 2022. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended September 30, 2021.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
07/01/21 - 07/31/21	54,542	$18.49	54,542	591,627
08/01/21 - 08/31/21	29,542	18.15	29,542	562,085
09/01/21 - 09/30/21	22,827	18.15	22,827	539,258
Total	106,911	$18.32	106,911	539,258

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	– Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	– Section 1350 Certification (Principal Executive Officer)
32.2	– Section 1350 Certification (Principal Financial Officer)

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: November 5, 2021	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President & Chief Financial Officer