Form 10-K
period 2021-12-31
SB FINANCIAL GROUP, INC.
filed 2022-03-07
CIK 767405

2021 SB Financial Group, Inc. 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Non-Accelerated Filer ☒ Smaller Reporting Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $130.0 million.

The number of common shares of the registrant outstanding at February 22, 2022 was 7,211,549.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 20, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2021 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 12 of this Annual Report on Form 10-K.

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

State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates 22 banking centers, located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Williams and Wood, and one banking center located in Allen County, Indiana. State Bank also presently operates five loan production offices, located in Franklin and Lucas Counties, Ohio, Hamilton and Steuben Counties, Indiana, and Monroe County, Michigan. At December 31, 2021, State Bank had 260 full-time equivalent employees.

SBFG Title, LLC

SBFG Title, LLC dba Peak Title Agency (“SBFG Title”) was formed as an Ohio limited liability company in March 2019 and purchased all of the assets and real estate of an Ohio-based title agency effective March 15, 2019. SBFG Title provides title insurance and operates three locations located within the Ohio Counties of Franklin and Williams, and in Hamilton County, Indiana. At December 31, 2021, SBFG Title had eight full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans and is presently inactive. At December 31, 2021, RFCBC had no employees.

Rurbanc Data Services

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) was formed in 1964 and became an Ohio corporation in June 1976. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”), which was merged into RDSI effective December 31, 2007. Effective January 1, 2018, the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining check and statement processing business operated through the DCM division. As a result of the sale, RDSI is presently inactive and had no employees at December 31, 2021.

Rurban Mortgage Company

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company and is presently inactive. At December 31, 2021, RMC had no employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2021, SBI had no employees.

SB Captive

SB Captive, Inc. (“SB Captive”) is a Nevada corporation and wholly owned subsidiary of SB Financial Group, Inc. SB Captive is a self-insurance company that provides coverage to State Bank and SB Financial Group. The purpose of the SB Captive is to mitigate insurance risk by participating in a pool with other banks. At December 31, 2021, SB Captive had no employees.

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

Supervision and Regulation

The following is a summary discussion of the significant statutes and regulations applicable to the Company and its subsidiaries. This discussion is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or its subsidiaries could have a material effect on our business.

Regulation of Bank Holding Companies and Their Subsidiaries in General

The Company is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board (the “FRB”). The FRB has extensive enforcement authority over bank holding companies, including, without limitation, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries, including its subsidiary banks. In general, the FRB may initiate enforcement actions for violations of laws and regulations and for unsafe or unsound practices. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

The Bank Holding Company Act requires the prior approval of the FRB before a financial or bank holding company may acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank (unless the bank is already majority owned by the bank holding company), acquire all or substantially all of the assets of another bank or another financial or bank holding company, or merge or consolidate with any other bank holding company. Subject to certain exceptions, the Bank Holding Company Act also prohibits a financial or bank holding company from acquiring 5 percent or more of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception to this prohibition allows a bank holding company to own shares in any company the activities of which the FRB had determined, as of November 19, 1999, to be so closely related to banking as to be a proper incident thereto.

In April 2020, the FRB adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the Bank Holding Company Act. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the FRB generally views as supporting a facts-and-circumstances determination that one company controls another company. The FRB’s final rule applies to questions of control under the Bank Holding Company Act, but does not extend to the Change in Bank Control Act.

As a result of the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act of 1999, which amended the Bank Holding Company Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are financial in nature include securities underwriting dealing and market-making, insurance underwriting and agency, and merchant banking activities. On January 2, 2019, the Company elected, and received approval from the FRB, to become a financial holding company.

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

The Federal Home Loan Bank (the “FHLB”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2021.

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by State Bank and the Company’s other subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (the “ODFI”) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2021, State Bank had $27.4 million of excess earnings over the preceding three years.

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

The Company’s ability to pay dividends on its shares is also conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities. In addition, under the terms of the Company’s fixed-to-floating rate subordinated debt, the Company’s ability to pay dividends on its shares is conditioned upon the Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt.

Transactions with Affiliates and Insiders

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

COVID-19 Legislation and Initiatives

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

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which State Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (“PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators”. As a participating lender in the PPP, State Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

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

On December 2, 2020, the federal bank regulatory agencies issued an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However, community banking organizations, such as the Company and State Bank, under $10.0 billion in total assets as of December 31, 2019 were permitted to use asset data as of December 31, 2019, to determine the applicability of various regulatory asset thresholds during calendar years 2020 and 2021. As such, it was not until January 1, 2022 that asset growth again triggered new regulatory requirements for these community banking organizations.

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

In September 2019, the FRB, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well-capitalized ratio requirements. No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. This final rule became effective on October 1, 2020. The Company did not utilize the CBLR in assessing capital adequacy and continued to follow existing capital rules.

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

At December 31, 2021, State Bank was in compliance with all of the regulatory capital requirements to which it was subject. For State Bank’s capital ratios, see Note 18 to the Consolidated Financial Statements under Item of 8 of this report (the “Consolidated Financial Statements”).

The FRB has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FRB has less flexibility in determining how to resolve the problems of the institution. In addition, the FRB generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. State Bank’s capital at December 31, 2021, met the standards for the highest capital category, a “well-capitalized” bank.

In April 2015, the FRB issued a final rule which increased the size limitation for qualifying bank holding companies under the FRB’s Small Bank Holding Company Policy Statement from $500 million to $1 billion of total consolidated assets. In August 2018, the FRB issued an interim final rule, as required by the Regulatory Relief Act, to further increase size limitations under the Small Bank Holding Company Policy Statement to $3 billion of total consolidated assets. The Company continues to qualify under the Small Bank Holding Company Policy Statement for exemption from the FRB’s consolidated risk-based capital and leverage rules at the holding company level.

Federal Deposit Insurance Corporation

The Federal Deposit Insurance Corporation (the “FDIC”) is an independent federal agency, which insures the deposits of federally insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including State Bank, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the Deposit Insurance Fund (the “DIF”), and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any institution if the FDIC finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations, which fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2 percent as the Designated Reserve Ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35 percent by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%.The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion (“small bank credits”) beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). This restoration plan maintained the scheduled assessment rates for all insured institutions. As of September 30, 2021, the DRR was 1.27%. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires State Bank’s primary federal regulatory agency, the FRB, to assess State Bank’s record in meeting the credit needs of the communities served by State Bank. The FRB assigns one of four ratings: outstanding, satisfactory; needs to improve or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by the financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open or close a branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. State Bank received a satisfactory rating in its most recent CRA examination.

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

USA Patriot Act and Anti-Money Laundering Act

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

The Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the Bank Secrecy Act of 1970 (the “BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.

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

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the FRB and the FDIC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

In June 2010, the FRB, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, described above.

The FRB and the OCC review, as part of their respective regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company and State Bank, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Financial Privacy Provisions

Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

State Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

In November 2021, the OCC, the FRB and the FDIC issued a final rule requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents. This rule also requires bank service providers to notify its customers of a computer-security incident.

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

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the FRB regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. FRB monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including State Bank, and are expected to continue to do so in the future.

Human Capital Resources

At December 31, 2021, the Company had 269 full-time equivalent employees, compared to 244 at December 31, 2020. SB Financial seeks to provide an above peer workplace for our employees, with an emphasis on recognizing performance, quality benefits, a culture of learning and growth. We offer paid time off, medical, dental and vision insurance, along with wellness programs, a 401(k) program, an employee stock ownership plan, programs to assist with education-related costs, reward and recognition programs, as well as other various programs and benefits.

The safety of our employees has been our top priority over the last two years of the COVID-19 pandemic. A portion of our workforce continues to work remotely and we have occasionally closed lobbies to appointment-only during times of heightened transmission of COVID-19 to protect the health of our employees. SB Financial has supported its employees during the pandemic, and provided time off with pay for those who have either tested positive, or those caring for a family member who has tested positive. We will continue to follow all of the appropriate guidance and engage our staff members as needed to deal with new challenges.

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

Economic, Market and Political Risks:

The economic impact of the COVID-19 pandemic or any other pandemic could adversely affect our business, financial condition, liquidity, and results of operations.

The ongoing COVID-19 pandemic has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for the Company’s products and services has been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the COVID-19 pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19. The extent to which COVID-19 impacts the our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

We originated a significant number of PPP loans in 2020 and 2021 and, as of December 31, 2021, we continued to hold and service a limited number of PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. A great majority of our PPP borrowers have sought and obtained, or are expected to seek full or partial forgiveness of their loan obligations. We have credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19, including new variants thereof, has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19, including the spread of new variants thereof, or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;

●	if the economy is unable to fully reopen or experiences additional or new closures or downturns as a result of the COVID-19 pandemic, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

●	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and

●	continued adverse economic conditions could result in protracted volatility in the price of our Common Shares.

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19, including new variants thereof, or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession or market correction. Our business could be materially and adversely affected by such recession or market correction.

We continue to closely monitor the impact of COVID-19 and related risks as they evolve. To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of collateral securing our loans.

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas, including those resulting from COVID-19, could adversely impact our earnings and cash flows.

We may be unable to manage interest rate risks, which could reduce our net interest income.

Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds may be compressed, and our net interest income may continue to be adversely impacted by changing rates. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect the movement of interest rates and our interest income and interest expense. If the interest rates paid on deposits and other borrowed funds increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest paid for deposits rises more quickly than the interest received on loans and other investments.

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

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the FRB jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (the “ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.

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

The Company has $10.3 million in Trust Preferred Securities that were originated in 2005. These securities are part of a large pool issued to Community Banks and have interest tied to LIBOR (see Note 15 to the Consolidated Financial Statements). The issuers of the Trust Preferred Securities have not yet determined a replacement for the LIBOR-based interest rate.

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

Moreover, the Financial Accounting Standards Board (the “FASB”) has changed its requirements for establishing the allowance for loan losses.

On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, and is referred to as the CECL model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. However, the FASB has deferred the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022. Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations.

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

We are exposed to a number of operational risks.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Many of these risks are heightened in light of COVID-19.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) consumer compliance, business continuity and data security systems prove to be inadequate.

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social and governance (ESG) practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing activities. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation and regulatory action, and could have a material adverse effect on the price of our common shares or result in heightened volatility of our stock price.

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

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both third-party service providers and us. State Bank’s necessary dependence upon automated systems to record and process State Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also routinely review documentation of such controls and backups related to third party service providers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information.

We could be adversely affected if one of our employees or a third-party service provider causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. State Bank is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as we are). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

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

The FDIC insures deposits at FDIC insured financial institutions, including State Bank. The FDIC charges the insured financial institutions premiums to maintain the DIF at a certain level. During 2008 and 2009, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. The FDIC recently adopted rules revising the assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in, or failure to comply with the same, may adversely affect the Company.

The banking industry is highly regulated. We are subject to supervision, regulation and examination by various federal and state regulators, including the FRB, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (“FINRA”), and various state regulatory agencies. The statutory and regulatory framework that governs the Company is generally designed to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole and not to protect shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividends or distributions that we can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under generally accepted accounting principles in the United States of America. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Company to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of our common shares. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Legislative or regulatory changes or actions could adversely impact our business.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the DIF and the banking system as a whole, and not to benefit our shareholders.

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

Noncompliance with the Bank Secrecy Act (BSA) and other anti-money laundering statutes and regulations could cause a material financial loss.

The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (“FinCEN”), a unit of the Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

The policies of the FRB impact us significantly. The FRB regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. FRB policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangibles. Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to adjust earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill. For additional information regarding these critical estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 30 of this Annual Report on Form 10-K.

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

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. State Bank owns this facility, with a portion of the facility utilized as a retail banking center. In addition, State Bank owns the land and buildings occupied by 21 of its banking centers and leases two other properties used as a banking center. The Company also occupies office space from various parties for loan production and other business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties which are owned by State Bank.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Delaware, Franklin, Fulton, Hancock, Lucas, Paulding, Williams and Wood counties of Ohio; Allen and Hamilton counties of Indiana; and Monroe county of Michigan:

SB Financial Group, Inc. Property List as of December 31, 2021

($ in thousands)	Description/Address	Leased/Owned	Total Deposits 12/31/21

Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$283,626

Banking Centers/Drive-Thru's
1419	West High Street, Bryan, OH	Owned	56,577
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	44,628
312	Main Street, Delta, OH	Owned	22,297
4080	West Dublin Granville Road, Dublin, OH	Owned	71,371
104	North Michigan Avenue, Edgerton, OH	Owned	15,808
201	East Lincoln Street, Findlay, OH	Owned	18,291
408	South Main Street Suite A, Findlay, OH	Leased	640
12832	Coldwater Road, Fort Wayne, IN	Owned	23,214
1232	North Main Street, Bowling Green, OH	Owned	15,654
235	Main Street, Luckey, OH	Owned	37,705
133	East Morenci Street, Lyons, OH	Owned	23,633
930	West Market Street, Lima, OH	Owned	55,166
1201	East Main Street, Montpelier, OH	Owned	47,903
218	North First Street, Oakwood, OH	Owned	27,373
220	North Main Street, Paulding, OH	Owned	75,379
610	East South Boundary Street, Perrysburg, OH	Owned	17,582
119	South State Street, Pioneer, OH	Owned	42,021
6401	Monroe Street, Sylvania, OH	Owned	76,626
311	Main Street, Walbridge, OH	Owned	32,465
101	North Michigan Street, Edon, OH	Owned	58,044
1379	North Shoop Avenue, Wauseon, OH	Owned	67,043

Loan Production Offices
307	North Wayne Street, Angola, IN	Owned	N/A
10100	Lantern Road, Suite 240, Fishers, IN	Leased	N/A
94	Granville Street, Gahanna, OH	Owned	N/A
8194	Secor Road, Lambertville, MI	Leased	N/A
1900	Monroe Street, Suite 108, Toledo, OH	Leased	N/A

Service Facilities (SBT/ SBFG Title)
104	Depot Street, Archbold, OH	Leased	N/A
105	East Holland Street, Archbold, OH	Leased	N/A
125	West Butler Street, Bryan OH	Owned	N/A
9101	Antares Avenue, Columbus, OH	Owned	N/A
1911	Baltimore Road, Defiance, OH	Leased	N/A
10100	Lantern Road, Fishers, IN	Leased	N/A

Total deposits			$1,113,045

SB Captive operates from office space located at 101 Convention Center Dr., Suite 850, Las Vegas, NV 89109.

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next five years. Aggregate rental expense for these leases was $0.19 million and $0.18 million for the years ended December 31, 2021 and 2020, respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2022	$177
2023	141
2024	138
2025	134
2026	135
Thereafter	763
Total minimum lease payments	$1,488

Item 3.	Legal Proceedings.

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

Not Applicable

Supplemental Item: Information about our Executive Officers

The following table lists the names and ages of the executive officers of the Company as of February 22, 2022, the positions presently held by each executive officer, and the business experience of each executive officer during their employment at the Company. Unless otherwise indicated, each person has held his or her principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	67

Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since March 2007.

Anthony V. Cosentino	60	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since June 2010.

Ernesto Gaytan	50	Executive Vice President and Chief Technology Innovation Officer of the Company since joining State Bank in November 2017. Prior to joining the Company, he worked as an executive and site leader for GE Capital, and was an independent technology consultant and advisor.

Steven R. Walz	51	Executive Vice President and Chief Lending Officer of the Company since December 2021; Senior Vice President and Chief Lending Officer from September 2021 (when he rejoined to the Company) through December 2021; Senior Vice President and Chief Credit Officer from November 2017 through November 2019; Vice President and Senior Credit Analyst from September 2012 through November 2017; Assistant Vice President and Commercial Services Officer from September 2011 to September 2012; Assistant Vice President and Credit Analyst from January 2010 through September 2012; Began working for State Bank in October 2007 as a Credit Analyst; left the Company in November 2019. Prior to rejoining the Company in September 2021, he worked as President for K&P Medical Transport, LLC.

Keeta J. Diller	65

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

David A. Homoelle	54	Columbus Regional President and Residential Real Estate Executive since May 2021; Columbus Regional President from November 2007 through May 2021. Began working for State Bank in November 2007 as a Columbus Regional President.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG”. There were 6,884,330 common shares outstanding as of December 31, 2021, which were held by approximately 1,203 record holders.

The Company paid quarterly dividends on its common shares in the aggregate amounts of $0.44 per share and $0.40 per share in 2021 and 2020, respectively. The Company presently anticipates continuing to pay quarterly dividends in the future at similar levels. However, there is no guarantee that dividends on our common shares will continue in the future.

Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in State Bank, rather than for dividends to shareholders of the Company. The Company’s ability to pay dividends on its shares is also conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities. In addition, under the terms of the Company’s fixed-to-floating rate subordinated debt, the Company’s ability to pay dividends on its shares is conditioned upon the Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
SB Financial Group, Inc.	100.00	117.09	105.96	129.49	123.36	135.95
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80

Source: S&P Global Market Intelligence © 2022

The table below reflects the common shares repurchased by the Company during the three months ended December 31, 2021. As of December 31, 2021, the Company had 495,639 shares remaining of the 750,000 approved under the Company’s existing share repurchase program which was authorized on May 25, 2021 and expires May 31, 2022.

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/01/21 - 10/31/21	16,926	$18.36	16,926	522,332
11/01/21 - 11/30/21	9,316	19.02	9,316	513,016
12/01/21 - 12/31/21	17,377	19.05	17,377	495,639
Totals	43,619	$18.78	43,619	495,639

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SB Financial Group, Inc. (“SB Financial”), is a financial holding company registered with the Federal Reserve Board and subject to regulation under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, SB Financial is engaged in commercial and retail banking, wealth management and private client financial services.

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2021 and 2020.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company. The Company intends to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2021, the Company generated $30.7 million in noninterest income, or 44.8 percent of total operating revenue, from fee-based products. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management services, saleable business-based loans (small business and farm service) and title agency revenue. For the twelve months ended December 31, 2020, the Company generated $30.1 million in revenue from fee-based products, or 45.6 percent of total operating revenue.

Strengthen our penetration in all markets served: Over our 119-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Bowling Green, Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal but we believe our potential for growth is significant. We have expanded and committed additional resources to our presence in the Findlay and Edgerton markets. We continue to seek to expand the presence and penetration in all of our markets.

Expand product utilization by new and existing customers: As of December 31, 2021, we operated in ten counties in Northwest Ohio and Northeast Indiana with 23 full service offices, 24 full service ATM’s and five loan production offices. Combined in the ten counties of operation, we command 4.47 percent of the deposit market share, which has steadily grown.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2021, the Company serviced 8,614 residential mortgage loans with a principal balance of $1.36 billion. As of December 31, 2020, the Company serviced 8,543 loans with a principal balance of $1.30 billion.

Sustain asset quality: As of December 31, 2021, the Company’s asset quality metrics remained strong. Specifically, total nonperforming assets were $6.5 million, or 0.49 percent of total assets. Total delinquent loans at December 31, 2021 were 0.46 percent of total loans. As of December 31, 2020, the Company had total nonperforming assets of $7.3 million, or 0.58 percent of total assets. Total delinquent loans at December 31, 2020 were 0.75 percent of total loans.

The successful execution of these five strategies have enabled the Company to improve financial performance across a broad series of metrics. These metrics over the last five years are outlined in the following table. Specifically, the Company has increased total assets by $454.3 million, or 52 percent. The growth has been on both sides of the balance sheet over the five year period, with loans growing $126.1 million or 18 percent and deposits growing $383.4 million or 52.6 percent.

The Company has raised capital through the issuance of equity and debt to the market on two separate occasions during the period, which has raised equity capital significantly and expanded liquidity for potential strategic expansion. Strategic expansion has occurred with the acquisition of a small community bank, the opening of three branch offices and the acquisition of two full service title agencies.

Financial Highlights

Year Ended December 31,

($ in thousands, except per share data)
Earnings	2021	2020	2019	2018	2017
Interest income	$41,904	$42,635	$44,400	$39,479	$32,480
Interest expense	4,020	6,705	9,574	6,212	4,094
Net interest income	37,884	35,930	34,826	33,267	28,386
Provision for loan losses	1,050	4,500	800	600	400
Noninterest income	30,697	30,096	18,016	16,624	17,217
Noninterest expense	44,808	43,087	37,410	34,847	31,578
Provision for income taxes	4,446	3,495	2,659	2,806	2,560
Net income	18,277	14,944	11,973	11,638	11,065
Preferred stock dividends	-	-	950	975	975
Net income available to common shareholders	18,277	14,944	11,023	10,663	10,090

Per Common Share Data
Basic earnings	$2.58	$1.96	$1.71	$1.72	$2.10
Diluted earnings	2.56	1.96	1.51	1.51	1.74
Cash dividends declared	0.44	0.40	0.36	0.32	0.28
Total equity per share	21.05	19.39	17.53	16.36	15.03
Total tangible equity per share	17.60	16.30	15.23	15.39	13.27

Average Balances
Average total assets	$1,322,253	$1,161,396	$1,027,932	$947,266	$854,569
Average equity	144,223	139,197	133,190	121,094	89,538

Ratios
Return on average total assets	1.38%	1.29%	1.16%	1.23%	1.29%
Return on average equity	12.67	10.74	8.99	9.61	12.36
Cash dividend payout ratio[1]	17.18	20.54	23.84	19.60	13.50
Average equity to average assets	10.91	11.99	12.96	12.78	10.48

Period End Totals
Total assets	$1,330,854	$1,257,839	$1,038,577	$986,828	$876,627
Available-for-sale securities	263,259	149,406	100,948	90,969	82,790
Loans held for sale	7,472	7,234	7,258	4,445	3,940
Total loans & leases	822,714	872,723	825,510	771,883	696,615
Allowance for loan losses	13,805	12,574	8,755	8,167	7,930
Total deposits	1,113,045	1,049,011	840,219	802,552	729,600
Advances from FHLB	5,500	8,000	16,000	16,000	18,500
Trust preferred securities	10,310	10,310	10,310	10,310	10,310
Subordinated debt, net	19,546	-	-	-	-
Total equity	144,929	142,923	136,094	130,435	94,000

[1]	Cash dividends on common shares divided by net income available to common.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2021 and 2020. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Changes in Financial Condition

Total assets at December 31, 2021, were $1.33 billion, compared to $1.26 billion at December 31, 2020. Loans (excluding loans held for sale) were $822.7 million at December 31, 2021, compared to $872.7 million at December 31, 2020. Total deposits were $1.11 billion at December 31, 2021, compared to $1.05 billion at December 31, 2020. The Company continued to experience elevated levels of liquidity as the balance sheets of both personal and business clients were supplemented by government intervention and support. The increase in liquidity by these parties has resulted in higher deposit levels, which in turn increased the overall asset size of the Company.

The following are the condensed average balance sheets of the Company for the years ending December 31 and includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2021			2020			2019
	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Taxable securities/cash	$380,770	$3,386	0.89%	$185,480	$2,328	1.26%	$95,216	$3,226	3.39%
Non-taxable securities	7,802	353	4.52%	6,625	333	5.03%	10,108	345	3.41%
Loans, net[1]	854,521	38,165	4.47%	880,338	39,974	4.54%	809,651	40,829	5.04%
Total earning assets	1,243,093	41,904	3.37%	1,072,443	42,635	3.98%	914,975	44,400	4.85%
Cash and due from banks	7,290			14,553			47,135
Allowance for loan losses	(13,422)			(10,165)			(8,370)
Premises and equipment	24,710			23,776			23,779
Other assets	60,582			60,789			50,413
Total assets	$1,322,253			$1,161,396			$1,027,932

Liabilities
Savings and interest-bearing demand deposits	$672,296	$1,813	0.27%	$492,267	$3,152	0.64%	$427,858	$2,846	0.67%
Time deposits	177,918	1,316	0.74%	247,955	2,918	1.18%	262,040	5,814	2.22%
Repurchase agreements & other	22,821	42	0.18%	22,832	70	0.31%	15,288	82	0.54%
Advances from FHLB	6,507	188	2.89%	14,186	309	2.18%	16,066	402	2.50%
Trust preferred securities	10,310	199	1.93%	10,310	256	2.48%	10,310	430	4.17%
Subordianted debt	12,057	462	3.83%
Total interest-bearing liabilities	901,909	4,020	0.45%	787,550	6,705	0.85%	731,562	9,574	1.31%

Demand deposits	255,908			211,004			146,401
Other liabilities	20,213			23,645			16,779
Total liabilities	1,178,030			1,022,199			894,742
Shareholders’ equity	144,223			139,197			133,190
Total liabilities and shareholders’ equity	$1,322,253			$1,161,396			$1,027,932

Net interest income (tax equivalent basis)		$37,884			$35,930			$34,826

Net interest income as a percent of average interest-earning assets - GAAP measure			3.05%			3.35%			3.81%

Net interest income as a percent of average interest-earning assets - Non-GAAP measure [2]			3.06%			3.36%			3.82%
-- Computed on a fully tax equivalent basis (FTE)

[1]	Nonaccruing loans and loans held for sale are included in the average balances.
[2]	Interest on tax exempt securities and loans is computed on a tax equivalent basis using a 21 percent statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.15, $0.15 and $0.17 million in 2021, 2020 and 2019, respectively.

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume variance - change in volume multiplied by the previous year’s rate.

●	Rate variance - change in rate multiplied by the previous year’s volume.

●	Rate/volume variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Total
	Variance	Variance Attributable To
($ in thousands)	2021/2020	Volume	Rate
Interest income
Taxable securities	$1,058	$2,451	$(1,393)
Non-taxable securities[1]	20	59	(39)
Loans, net of unearned income and deferred fees[1]	(1,809)	(1,172)	(637)
Total interest income	(731)	1,338	(2,069)

Interest expense
Savings and interest-bearing demand deposits	(1,339)	1,153	(2,492)
Time deposits	(1,602)	(824)	(778)
Repurchase agreements & other	(28)	(0)	(28)
Advances from FHLB	(121)	(167)	46
Trust preferred securities	(57)	-	(57)
Subordinated debt	462	462	-
Total interest expense	(2,685)	623	(3,308)

Net interest income	$1,954	$715	$1,239

[1]	Interest on non-taxable securities and loans has been adjusted to fully tax equivalent

The maturity distribution and weighted-average interest rates of debt securities available-for-sale at December 31, 2021, are set forth in the table below. The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
($ in thousands)	Within 1 Year	Weighted Average Yield	1-5 Years	Weighted Average Yield	5-10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Available for sale:
U.S. Treasury and Government agencies	$606	0.44%	$707	2.13%	$7,792	2.02%	$-		$9,105	1.92%
Mortgage-backed securities	63	1.93%	1,668	3.01%	31,293	1.49%	195,110	1.36%	228,134	1.39%
State and political subdivisions	-		2,065	3.21%	2,473	4.28%	8,341	2.64%	12,879	3.04%
Other corporate securities	-		-		13,141	3.47%	-		13,141	3.47%
Total securities by maturity	$669	0.58%	$4,440	2.96%	$54,699	2.17%	$203,451	1.41%	$263,259	1.59%

[1]	Yields are presented on a tax-equivalent basis.

In June of 2020, we completed the acquisition of The Edon State Bank, which added approximately $50 million in deposits and $15 million in loans. Building on the success of our entry into the city of Edon, we opened an office in nearby Edgerton, Ohio in May of 2021. The Edgerton expansion has also been positive as we ended the year with over $15 million in both loans and deposits in that office.

($ in thousands)	Years Ended December 31,
	2021	2020	% Change
Total loans
Commercial business & agriculture	$179,653	$260,002	-30.9%
Commercial real estate	381,168	370,820	2.8%
Residential real estate	206,424	182,165	13.3%
Consumer & other	55,156	61,157	-9.8%
Total loans	822,401	874,144	-5.9%

Net deferred costs (fees)	313	(1,421)	-122.0%

Total loans, net deferred costs (fees)	822,714	872,723	-5.7%

Loans held for sale	$7,472	$7,234	3.3%

	2021	2020	% Change
Total deposits
Noninterest bearing demand	$247,044	$251,649	-1.8%
Interest-bearing demand	195,464	176,785	10.6%
Savings & money market	514,033	391,028	31.5%
Time deposits	156,504	229,549	-31.8%
Total deposits	1,113,045	1,049,011	6.1%

Total shareholders’ equity	$144,929	$142,923	1.4%

Loans held for investment decreased $50.0 million, or 5.7 percent, to $822.7 million at December 31, 2021, which was due to a decrease in outstanding PPP loans during 2021. The Company participated fully in the PPP initiative in both 2020 and 2021, which in total, encompassed 1,100 loans with an aggregate principal amount of $111.4 million. At year-end 2021, the balance of PPP was down to approximately 50 loans, with an aggregate principal amount of $2 million, as a result of SBA forgiveness of a majority of the PPP loans that we originated. Adjusted for PPP activity, loan growth compared to 2020 was up $18.5 million, or 2.3 percent. In the first quarter of 2021, the Company introduced a Private Client Residential Mortgage product. This product, of which $76 million was originated during 2021, offset the refinance activity that occurred in our portfolio during the year.

Concentrations of Credit Risk: The Company makes commercial, real estate and installment loans to customers located mainly in the Tri-State region of Ohio, Indiana and Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2021, commercial business and agricultural loans made up approximately 29.6 percent of the loans held for investment (“HFI”) loan portfolio while commercial real estate loans accounted for approximately 42.5 percent of the HFI loan portfolio. Residential first mortgage loans made up approximately 20.9 percent of the HFI loan portfolio and are secured by first mortgages on residential real estate, while consumer loans to individuals made up approximately 7.0 percent of the HFI loan portfolio and are primarily secured by consumer assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates: The following table shows the maturity distribution of loans outstanding as of December 31, 2021. The amounts have been categorized between loans with a fixed or floating interest rate (floating rate loans have an adjustable interest rate that changes in accordance to a rate index).

($ in thousands)	Within one year	After one, but within five years	After five, but within fifteen years	After fifteen years	Total
Loans with fixed interest rates:
Commercial & industrial	$981	$20,715	$28,106	$23	$49,825
Commercial real estate - owner occupied	168	9,567	10,302	-	35,051
Commercial real estate - nonowner occupied	6,828	14,246	13,815	162	20,037
Agricultural	122	4,094	5,557	1,362	11,135
Residential real estate	1,615	1,915	12,774	25,328	41,632
HELOC	5	-	-	-	5
Consumer	2,416	6,364	2,380	-	11,160
Total	$12,135	$56,901	$72,934	$26,875	$168,845

Loans with floating interest rates:
Commercial & industrial	$28,754	$6,213	$35,464	$1,994	$72,425
Commercial real estate - owner occupied	-	11,109	44,565	43,180	227,226
Commercial real estate - nonowner occupied	8,739	26,514	120,819	71,154	98,854
Agricultural	1,646	7,846	16,670	20,106	46,268
Residential real estate	4,558	485	13,294	146,455	164,792
HELOC	223	469	30,487	10,498	41,677
Consumer	990	1,324	-	-	2,314
Total	$44,910	$53,960	$261,299	$293,387	$653,556

Total loans:
Commercial & industrial	$29,735	$26,928	$63,570	$2,017	$122,250
Commercial real estate - owner occupied	168	20,676	54,867	43,180	118,891
Commercial real estate - nonowner occupied	15,567	40,760	134,634	71,316	262,277
Agricultural	1,768	11,940	22,227	21,468	57,403
Residential real estate	6,173	2,400	26,068	171,783	206,424
HELOC	228	469	30,487	10,498	41,682
Consumer	3,406	7,688	2,380	-	13,474
Total loans	$57,045	$110,861	$334,233	$320,262	$822,401

Deposits increased $64.0 million, or 6.1 percent, to $1.11 billion at December 31, 2021. Deposits continued growing in 2021 on top of the over $200 million in growth experienced during 2020. Expanded government support and reduced economic activity has resulted in higher balances in client deposit accounts. During 2021, we experienced a shift in the mix of our deposit balances as more of our clients moved balances to short-term transactional accounts. Specifically, during 2021, time deposits decreased $73.0 million or 32 percent while other deposits increased $137.1 million or 17 percent.

The average amount of deposits and weighted-average rates paid are summarized as follows for the years ended December 31:

	2021		2020		2019
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Savings and interest bearing demand deposits	$672,296	0.27%	$492,267	0.64%	$427,858	0.67%
Time deposits	177,918	0.74%	247,955	1.18%	262,040	2.22%
Non interest bearing demand deposits	255,908	-	211,004	-	146,401	-
Totals	$1,106,122	0.28%	$951,226	0.64%	$836,299	1.04%

Time deposits that exceeded the FDIC insurance limit of $250,000 are summarized as follows:

($ in thousands)	2021	2020
Three months or less	$1,033	$811
Over three months through six months	415	4,894
Over six months and through twelve months	3,083	1,658
Over twelve months	238	2,640
Total	$4,769	$10,003

Stockholders’ equity at December 31, 2021, was $144.9 million or 10.9 percent of total assets compared to $142.9 million or 11.4 percent of total assets at December 31, 2020. Retained earnings increased during the year by $15.1 million due to earnings of $18.3 million less dividends paid to common shareholders of $3.2 million. The fair market value of the bond portfolio decreased during 2021 due to the rise in interest rates, which resulted in a decrease in Other Comprehensive Income (“OCI”) of $4.1 million.

The Company continued to repurchase its own stock during the year. Specifically, the Company repurchased approximately 500,000 shares during 2021 at an average price of $18.50 per share, which was just slightly below book value. As of December 31, 2021, the Company had 495,639 shares remaining of the 750,000 shares authorized for repurchase under the Company’s existing share repurchase program which was authorized on May 25, 2021 and expires May 21, 2022.

Asset Quality	Years Ended December 31,
($ in thousands)	2021	2020	% Change
Nonaccruing loans	$3,652	$6,426	-43.2%
Accruing restructured loans (TDRs)	725	810	-10.5%
Foreclosed assets and other assets held for sale, net	2,104	23	9047.8%
Nonperforming assets	6,481	7,259	-10.7%
Net charge offs (recoveries)	(181)	681	-126.6%
Loan loss provision	1,050	4,500	-76.7%
Allowance for loan losses	13,805	12,574	9.8%

Nonaccruing loans/total loans	0.44%	0.74%	-39.7%
Allowance/nonaccruing loans	378.01%	195.67%	93.2%
Nonperforming assets/total assets	0.49%	0.58%	-15.6%
Net charge offs/average loans	-0.02%	0.08%	-125.0%
Allowance/loans	1.68%	1.44%	16.5%
Allowance/nonperforming loans	315.40%	173.80%	81.5%

Nonperforming assets consisting of loans, Other Real Estate Owned (“OREO”) and accruing TDRs totaled $6.5 million, or 0.49 percent of total assets at December 31, 2021, a decrease of $0.8 million or 10.7 percent from 2020. Net charge offs were down significantly during 2021, with total recoveries of $0.18 million, which was a $0.86 million decrease compared to total charge offs of $0.68 million for 2020. The Company’s loan loss allowance at December 31, 2021, now covers nonperforming loans at 315 percent, up from 174 percent at December 31, 2020.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	Provision for Loan Loss	Net (Chargeoffs) Recoveries	Average Loans	Ratio of annualized net (chargeoffs) recoveries to average loans
December 31, 2021
Commercial & industrial	$(1,411)	$227	$160,267	0.14%
Commercial real estate - owner occupied	505	-	118,713	0.00%
Commercial real estate - nonowner occupied	825	-	264,980	0.00%
Agricultural	103	-	53,122	0.00%
Residential real estate	975	6	195,277	0.00%
HELOC	(16)	-	43,488	0.00%
Consumer	69	(52)	11,546	-0.45%
Total	$1,050	$181	$847,393	0.02%

December 31, 2020
Commercial & industrial	$1,757	$(566)	$198,991	-0.28%
Commercial real estate - owner occupied	721	-	104,856	0.00%
Commercial real estate - nonowner occupied	1,128	-	269,924	0.00%
Agricultural	62	-	51,840	0.00%
Residential real estate	373	(42)	185,311	-0.02%
HELOC	203	(8)	47,227	-0.02%
Consumer	256	(65)	11,595	-0.56%
Total	$4,500	$(681)	$869,744	-0.08%

December 31, 2019
Commercial & industrial	$582	$(134)	$139,616	-0.10%
Commercial real estate - owner occupied	210	-	96,106	0.00%
Commercial real estate - nonowner occupied	468	1	257,756	0.00%
Agricultural	(48)	-	51,836	0.00%
Residential real estate	(325)	(39)	194,390	-0.02%
HELOC	(102)	10	47,770	0.02%
Consumer	15	(50)	11,862	-0.42%
Total loans	$800	$(212)	$799,336	-0.03%

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

The Company has substantially increased the reserve level over the last two years. Specifically, since December 31, 2019 the allowance balance has increased from $8.8 million to $13.8 million at December 31, 2021, which is an increase of $5.0 million or 59 percent. This increase was the result of $5.6 million in provision expense during the period ($4.5 million in 2020 and $1.1 million in 2021) and minimal charge-offs, which were just $0.5 million over the two year period.

The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans
($ in thousands)	2021		2020		2019
Commercial & industrial	$1,890	14.9%	$3,074	23.4%	$1,883	18.3%
Commercial real estate - owner occupied	2,588	14.5%	2,059	12.9%	1,220	11.9%
Commercial real estate - nonowner occupied	4,193	31.9%	3,392	29.5%	2,382	32.5%
Agricultural	599	7.0%	496	6.3%	434	6.2%
Residential real estate	3,515	25.1%	2,534	20.8%	2,203	23.4%
Home equity line of credit (HELOC)	631	5.1%	647	5.3%	454	5.8%
Consumer	389	1.6%	372	1.7%	179	1.8%
	$13,805	100.0%	$12,574	100.0%	$8,755	100.0%

As detailed in the risk factors, the CARES Act provided for significant consumer and small business relief due to the impact of the COVID-19 pandemic. The Company provided payment relief to a number of consumer and small business customers throughout 2020 and 2021, which we believe was successful and enabled our clients to weather the pandemic effectively. All such COVID-related payment deferrals had expired or been removed by December 31, 2021 and all clients were back to contractual terms at such date.

Regulatory capital reporting is required for State Bank only, as the Company is currently exempt from quarterly regulatory capital level measurement pursuant to the Small Bank Holding Company Policy Statement. As of December 31, 2021, State Bank met all regulatory capital levels required to be considered well-capitalized (see Note 18 to the Consolidated Financial Statements).

On May 27, 2021, the Company issued and sold $20.0 million in aggregate principal amount of its 3.65% Fixed to Floating Rate Subordinated Notes due 2031 in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The Subordinated Notes bear interest at a fixed rate of 3.65% through May 31, 2026. From June 1, 2026 to the maturity date or earlier redemption of the Subordinated Notes, the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month Secured Overnight Financing Rate (“SOFR”) provided by the Federal Reserve Bank of New York plus 296 basis points. The proceeds from the Subordinated Notes will be used to assist the Company in meeting various corporate obligations, including share buyback, acquisition costs and organic asset growth. The Subordinated Notes have a maturity of 10 years.

Earnings Summary – 2021 vs. 2020

Net income for 2021 was $18.3 million, or $2.56 per diluted share, compared with net income of $14.9 million, or $1.96 per diluted share, for 2020. State Bank reported net income for 2021 of $18.6 million, which was up from the $16.0 million in net income in 2020. SBFG Title reported net income for 2020 of $0.5 million, which was down from net income of $0.6 million in 2020.

Positive results for 2021 included loan growth of $18.5 million when excluding the impact of the PPP initiative, and deposit growth of $64.0 million. The Company fully participated in both phases of PPP, with a total of $111.4 million in loans to over 1,100 clients with revenue of $3.4 million for 2021 compared to $1.4 million for 2020. The mortgage banking business line continued to contribute significant revenues, with residential real estate loan production of $600.0 million for the year, resulting in $17.3 million of revenue from gains on sale. The level of mortgage origination was down from the $694.2 million in 2020. The Company’s loans serviced for others ended the year at $1.36 billion, up from $1.30 billion at December 31, 2020.

Operating revenue increased by $2.6 million, or 3.9 percent, from $66.0 million in 2020 to $68.6 million in 2021 due to increased PPP fees and OMSR recapture which offset lower mortgage gain revenue. SBFG Title increased revenue by $0.1 million of $2.1 million for 2021.

Operating expense increased by $1.7 million, or 4.0 percent, from $43.1 million in 2020 to $44.8 million in 2021, due to compensation and fringe benefit cost increases and higher spend on technology/digital initiatives. These expense increases were offset by lower mortgage commission expense due to lower volume.

Results of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2021	2020	% Change
Total assets	$1,330,854	$1,257,839	5.8%
Total investments	263,259	149,406	76.2%
Loans held for sale	7,472	7,234	3.3%
Loans, net of unearned income	822,714	872,723	-5.7%
Allowance for loan losses	13,805	12,574	9.8%
Total deposits	1,113,045	1,049,011	6.1%

Total operating revenue[1]	$68,581	$66,026	3.9%
Net interest income	37,884	35,930	5.4%
Loan loss provision	1,050	4,500	-76.7%
Noninterest income	30,697	30,096	2.0%
Noninterest expense	44,808	43,087	4.0%
Net income	18,277	14,944	22.3%
Diluted earnings per share	2.56	1.96	30.6%

[1]	Operating revenue equals net interest income plus noninterest income.

Net interest income was $37.9 million for 2021 compared to $35.9 million for 2020, an increase of $2.0 million or 5.4 percent. Average earning assets increased to $1.24 billion in 2021, compared to $1.07 billion in 2020, an increase of $170.7 million or 15.9 percent due to a higher bond portfolio, which offset slightly lower loan volume. The consolidated 2021 full year net interest margin on an FTE basis decreased 30 basis points to 3.06 percent compared to 3.36 percent for the full year of 2020. PPP activity during 2021 increased margin revenue by $3.0 million for the full year of 2021.

Provision for loan losses of $1.0 million was taken in 2021 compared to $4.5 million taken for 2020. For 2021, net recoveries totaled $0.18 million, or (0.02) percent of average loans. This charge off level was significantly lower than 2020, in which net charge offs were $0.68 million or 0.08 percent of average loans.

Noninterest Income	Years Ended December 31,
($ in thousands)	2021	2020	% Change
Wealth management fees	$3,814	$3,245	17.5%
Customer service fees	3,217	2,807	14.6%
Gains on sale of residential loans & OMSR’s	17,255	25,350	-31.9%
Mortgage loan servicing fees, net	2,940	(5,138)	157.2%
Gain on sale of non-mortgage loans	158	453	-65.1%
Title Insurance income	2,089	1,913	9.2%
Other	1,224	1,466	-16.5%
Total noninterest income	$30,697	$30,096	2.0%

Total noninterest income was $30.7 million for 2021 compared to $30.1 million for 2020, representing an increase of $0.6 million, or 2.0 percent, year-over-year. Although mortgage gain on sale was down from the record year in 2020 by $8.1 million, or 31.9 percent, the Company was able to offset that reduction by recapture of mortgage servicing rights of $3.9 million during 2021. The Company sold $489.4 million of originated mortgages into the secondary market in 2021, which allowed our serviced loan portfolio to grow to $1.36 billion at December 31, 2021 from $1.30 billion at December 31, 2020. The higher servicing balance of the portfolio led to the 5.6 percent increase in mortgage loan servicing income. Sales of non-mortgage loans (small business and farm credits) decreased in 2021 as compared to 2020, as SBA activity continued to be focused on the PPP initiative. The Company expanded its wealth management assets under management to $618.3 million, up $59.9 million, which resulted in a 17.5 percent increase in wealth fee income.

Noninterest Expense	Years Ended December 31,
($ in thousands)	2021	2020	% Change
Salaries & employee benefits	$26,838	$25,397	5.7%
Net occupancy expense	3,048	2,891	5.4%
Equipment expense	3,281	3,186	3.0%
Data processing fees	2,579	3,055	-15.6%
Professional fees	3,027	3,307	-8.5%
Marketing expense	784	658	19.1%
Telephone and communications	581	535	8.6%
Postage and delivery expense	414	415	-0.2%
State, local and other taxes	1,175	1,146	2.5%
Employee expense	663	535	23.9%
Other expense	2,418	1,962	23.2%
Total noninterest expense	$44,808	$43,087	4.0%

Total noninterest expense was $44.8 million for 2021 compared to $43.1 million for 2020, representing a $1.7 million, or 4.0 percent, increase year-over-year. Total full-time equivalent employees ended 2021 at 269, which was up 25 from year end 2020.

Salaries and benefits were driven by the increase in total full time employees as we filled a number of open positions during the year. We also have seen higher costs in technology as we have continued to add resources and digital options for our clients.

Earnings Summary – 2020 vs. 2019

Net income for 2020 was $14.9 million, or $1.96 per diluted share, compared with net income of $12.0 million and net income available to common of $11.0 million, or $1.51 per diluted share, for 2019. State Bank reported net income for 2020 of $16.0 million, which was up from the $12.5 million in net income in 2020. SBFG Title reported net income for 2020 of $0.6 million, which was up from the $0.3 million in 2019.

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

Goodwill, Intangibles and Capital Purchases

The Company completed its most recent annual goodwill impairment review as of December 31, 2021. At December 31, 2021, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s goodwill is further discussed in Note 8 to the Consolidated Financial Statements.

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest-bearing deposits in other financial institutions, securities available-for-sale, loans held for sale and borrowings from various sources. These assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $422.9 million at December 31, 2021, compared to $303.2 million at December 31, 2020.

The Company does not have material cash requirements for capital expenditures over the next year. Any cash needs for capital requirements would be funded by cash existing at the Company. It is not anticipated that the Company will be required to initiate external borrowings in order to fund ongoing operations.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $645.1 million at December 31, 2021, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2021, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $110.5 million of additional borrowing capacity existed at December 31, 2021.

At December 31, 2021 and 2020, the Company had $41.0 million in federal funds lines available. The Company also had $184.9 million in unpledged securities at December 31, 2021 available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2021 and 2020 follows:

The Company experienced positive cash flows from operating activities in 2021 and 2020. Net cash from operating activities was $17.3 million and $23.9 million for the years ended December 31, 2021 and 2020, respectively. Significant operating items for 2021 included gain on sale of loans of $17.4 million and net income of $18.3 million. Cash provided by the sale of loans held for sale were $490.6 million. Cash used in the origination of loans held for sale were $478.1 million.

The Company experienced negative cash flows from investing activities in 2021 and 2020. Net cash used in investing activities was $72.0 million and $57.2 million for the years ended December 31, 2021 and 2020, respectively. The changes for 2021 include the purchase of available-for-sale securities of $170.7 million, and net decrease in loans of $48.5 million. The changes for 2020 include the purchase of available-for-sale securities of $129.8 million and net increase in loans of $31.7 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $50.5 million and $84.0 million in 2021 and 2020, respectively.

The Company experienced positive cash flows from financing activities in 2021 and 2020. Net cash from financing activities was $63.6 million and $146.9 million for the years ended December 31, 2021 and 2020, respectively. Positive cash flows of $64.0 million and $157.7 million is attributable to the change in deposits for 2021 and 2020, respectively.

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

Economic Value of Equity
December 31, 2021
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$278,254	$35,684	14.71%
+300 basis points	273,190	30,620	12.62%
+200 basis points	265,711	23,142	9.54%
+100 basis points	256,110	13,540	5.58%
Base Case	242,570	-	-
-100 basis points	217,281	(25,289)	-10.43%

Economic Value of Equity
December 31, 2020
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$243,779	$61,586	33.80%
+300 basis points	231,590	49,398	27.11%
+200 basis points	217,936	35,743	19.62%
+100 basis points	202,260	20,067	11.01%
Base Case	182,193	-	-
-100 basis points	154,509	(27,684)	-15.19%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2021 and 2020 the Company entered into interest rate swap agreements as an accommodation to certain loan customers (see Note 10 to the Consolidated Financial Statements). The Company may purchase such instruments in the future if market conditions are favorable.

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

Our Consolidated Financial Statements and notes thereto and other supplementary data follow.

SB Financial Group, Inc.

Consolidated Balance Sheets

at December 31,

($ in thousands)	2021	2020
Assets
Cash and due from banks	$149,511	$140,690
Interest bearing time deposits	2,643	5,823
Available-for-sale securities	263,259	149,406
Loans held for sale	7,472	7,234
Loans, net of unearned income	822,714	872,723
Allowance for loan losses	(13,805)	(12,574)
Premises and equipment, net	23,212	23,557
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,303	5,303
Foreclosed assets and other assets held for sale, net	2,104	23
Interest receivable	2,920	3,799
Goodwill	23,191	22,091
Cash value of life insurance	17,867	17,530
Mortgage servicing rights	12,034	7,759
Other assets	12,429	14,475
Total assets	$1,330,854	$1,257,839

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$247,044	$251,649
Interest bearing demand	195,464	176,785
Savings	237,571	174,864
Money market	276,462	216,164
Time deposits	156,504	229,549
Total deposits	1,113,045	1,049,011

Repurchase agreements	15,320	20,189
Federal Home Loan Bank advances	5,500	8,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,546	-
Interest payable	299	616
Other liabilities	21,905	26,790
Total liabilities	1,185,925	1,114,916

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Preferred stock, no par value;
authorized 200,000 shares; 2021 - 0 shares outstanding, 2020 - 0 shares outstanding	-	-
Common stock, no par value;
authorized 10,000,000 shares; 2021 - 8,180,712 shares issued, 2020 - 8,180,712 shares issued	54,463	54,463
Additional paid-in capital	14,944	14,845
Retained earnings	99,716	84,578
Accumulated other comprehensive income (loss)	(1,845)	2,210
Treasury stock, at cost;
(2021 - 1,296,382 common shares, 2020 - 808,456 common shares)	(22,349)	(13,173)
Total shareholders’ equity	144,929	142,923
Total liabilities and shareholders’ equity	$1,330,854	$1,257,839

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31,

($ in thousands, except per share data)	2021	2020
Interest Income
Loans
Taxable	$37,959	$39,735
Tax exempt	206	239
Securities
Taxable	3,386	2,328
Tax exempt	353	333
Total interest income	41,904	42,635

Interest Expense
Deposits	3,129	6,070
Repurchase agreements & other	42	70
Federal Home Loan Bank advance expense	188	309
Trust preferred securities expense	199	256
Subordinated debt expense	462	-
Total interest expense	4,020	6,705

Net Interest Income	37,884	35,930
Provision for loan losses	1,050	4,500

Net interest income after provision for loan losses	36,834	31,430

Noninterest Income
Wealth management fees	3,814	3,245
Customer service fees	3,217	2,807
Gain on sale of mortgage loans & OMSR	17,255	25,350
Mortgage loan servicing fees, net	2,940	(5,138)
Gain on sale of non-mortgage loans	158	453
Title insurance income	2,089	1,913
Other income	1,224	1,466
Total noninterest income	30,697	30,096

Noninterest Expense
Salaries and employee benefits	26,838	25,397
Net occupancy expense	3,048	2,891
Equipment expense	3,281	3,186
Data processing fees	2,579	3,055
Professional fees	3,027	3,307
Marketing expense	784	658
Telephone and communications	581	535
Postage and delivery expense	414	415
State, local and other taxes	1,175	1,146
Employee expense	663	535
Other expense	2,418	1,962
Total noninterest expense	44,808	43,087

Income before income tax	22,723	18,439

Provision for income taxes	4,446	3,495

Net Income	$18,277	$14,944

Basic earnings per common share	$2.58	$1.96

Diluted earnings per common share	$2.56	$1.96

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

($ in thousands)	2021	2020
Net income	$18,277	$14,944
Other comprehensive income
Available for sale investment securities:
Gross unrealized holding gain (loss) arising in the period	(5,133)	1,963
Related tax expense (benefit)	1,078	(412)
Net effect on other comprehensive income (loss)	(4,055)	1,551
Total comprehensive income	$14,222	$16,495

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31,

		Additional		Accumulated Other Comprehensive
($ in thousands, except per share data)	Common Stock	Paid-in Capital	Retained Earnings	Income (Loss)	Treasury Stock	Total
January 1, 2021	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923
Net income			18,277			18,277
Other comprehensive loss				(4,055)		(4,055)
Dividends on common, $0.44 per share			(3,139)			(3,139)
Restricted stock vesting		(344)			344	-
Repurchased stock					(9,520)	(9,520)
Stock based compensation expense		443				443
December 31, 2021	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929

		Additional		Accumulated Other Comprehensive
($ in thousands, except per share data)	Common Stock	Paid-in Capital	Retained Earnings	Income (Loss)	Treasury Stock	Total
January 1, 2020	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094
Net income			14,944			14,944
Other comprehensive income				1,551		1,551
Dividends on common, $0.40 per share			(3,070)			(3,070)
Restricted stock vesting		(307)			307	-
Stock options exercised		(253)			441	188
Repurchased stock					(7,166)	(7,166)
Stock based compensation expense		382				382
December 31, 2020	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

($ in thousands)	2021	2020
Operating Activities
Net Income	$18,277	$14,944
Items not requiring (providing) cash
Depreciation and amortization	2,262	1,937
Provision for loan losses	1,050	4,500
Expense of share-based compensation plan	443	382
Amortization of premiums and discounts on securities	1,236	643
Amortization of intangible assets	71	46
Amortization of originated mortgage servicing rights	3,885	4,762
Impairment (recovery) of mortgage servicing rights	(3,436)	3,586
Deferred income taxes	2,302	(2,444)
Proceeds from sale of loans held for sale	490,557	603,178
Originations of loans held for sale	(478,119)	(582,538)
Gain from sale of loans	(17,413)	(25,803)
Changes in
Interest receivable	879	(693)
Other assets	2,006	(5,211)
Interest payable & other liabilities	(6,743)	6,618
Net cash provided by operating activities	17,257	23,907

Investing Activities
Purchases of available-for-sale securities	(170,694)	(129,796)
Proceeds from maturities of interest bearing time deposits	3,180	5,719
Proceeds from maturities of available-for-sale securities	50,471	84,021
Net change in loans	48,503	(31,706)
Purchase of premises, equipment	(2,427)	(1,980)
Proceeds from sales of premises, equipment	-	301
Purchase of bank owned life insurance	(50)	-
Purchase of Federal Reserve and Federal Home Loan Bank Stock	-	(538)
Proceeds from sale of foreclosed assets	129	500
Acquisition, net of cash acquired (paid)	(1,100)	16,263
Net cash used in investing activities	(71,988)	(57,216)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	137,079	195,501
Net increase (decrease) in time deposits	(73,045)	(37,762)
Net increase (decrease) in securities sold under agreements to repurchase	(4,869)	7,244
Repayment of Federal Home Loan Bank advances	(2,500)	(8,000)
Net proceeds from subordinated debt	19,546	-
Net proceeds from share-based compensation plans	-	188
Stock repurchase plan	(9,520)	(7,166)
Dividends on common shares	(3,139)	(3,070)
Net cash provided by financing activities	63,552	146,935

Increase in cash and cash equivalents	8,821	113,626
Cash and cash equivalents, beginning of year	140,690	27,064
Cash and cash equivalents, end of year	$149,511	$140,690

Supplemental cash flow information
Interest paid	$4,337	$7,280
Income taxes paid	$4,230	$5,180

Supplemental non-cash disclosure
Recognition of right-of-use lease assets	$318	$248
Transfer of loans to foreclosed assets	$1,687	$207

In conjunction with the Edon acquisition, liabilities assumed were:
Fair value of assets acquired	$-	$66,769
Cash paid in acquisition	-	(15,493)
Liabilities assumed	$-	$51,276

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2021 and 2020, cash equivalents consisted primarily of interest-bearing and noninterest bearing demand deposit balances held by correspondent banks.

At December 31, 2021, the Company’s correspondent cash accounts exceeded federally insured limits by $7.9 million. Additionally, the Company had approximately $129.1 million of cash held by the FRB and the FHLB, which is not federally insured.

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

Foreclosed Assets and Other Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less cost to sell. Revenue and expenses from operations related to foreclosed assets and changes in the valuation allowance are included in net income or expense from foreclosed assets. The Company has a vacant lot in our Columbus region that was acquired for the construction of our Columbus office location in 2014. Due to an agreement in principle to sell the vacant lot, the Company has reclassified the asset into held for sale.

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

Share-Based Employee Compensation Plan

At December 31, 2021 and 2020, the Company had a share-based employee compensation plan (see Note 20 to the Consolidated Financial Statements).

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2018. As of December 31, 2021, the Company had no uncertain income tax positions.

Treasury Shares

Treasury stock is stated at cost. Cost is determined by the weighted-average cost method.

Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflect additional potential common shares that may be issued by the Company related solely to outstanding stock options or awards which are determined using the treasury stock method. Treasury stock shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities. AOCI consists solely of the cumulative unrealized gains and losses on available-for-sale securities net of income tax.

Subordinated Debt

At December 31, 2021, the Company had subordinated debt obligations of $20.0 million related to its 3.65% Fixed to Floating Rate Subordinated Notes due 2031, which were issued and sold by the Company on May 27, 2021. The Subordinated Notes were issued in order to assist the Company in meeting various corporate obligations, including share buybacks, acquisition costs and organic asset growth (see Note 15 to the Consolidated Financial Statements).

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

The adoption of ASU 2016-13 has the potential to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities.

The Company will continue to estimate the impact of adopting ASU 2016-13 throughout 2022. We expect the final adoption of the standard will not have a material impact on the Company’s consolidated financial statements. We expect to be fully prepared for implementation by January 1, 2023.

Note 2: Earnings Per Share

Earnings per common share (“EPS”) is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2021 and 2020 is computed as follows:

	Twelve Months Ended Dec. 31,
($ and outstanding shares in thousands - except per share data)	2021	2020
Distributed earnings allocated to common shares	$3,139	$3,070
Undistributed earnings allocated to common shares	15,117	11,858

Net earnings allocated to common shares	18,256	14,928
Net earnings allocated to participating securities	21	16

Net Income allocated to common shares and participating securities	$18,277	$14,944

Weighted average shares outstanding for basic earnings per share	7,083	7,613
Dilutive effect of stock compensation	47	22

Weighted average shares outstanding for diluted earnings per share	7,130	7,635

Basic earnings per common share	$2.58	$1.96
Diluted earnings per common share	$2.56	$1.96

There were no anti-dilutive shares in 2021 or 2020.

On January 10, 2022 the Company announced that its board of directors had declared a 5 percent common stock dividend payable on February 4, 2022, to shareholders of record as of January 21, 2022. Holders of the Company’s common shares as of the record date received one additional common share for every twenty common shares held on the record date. No fractional shares were issued, and shareholders received cash for such fractional interests based on the closing price of $19.89 of the Company’s common shares on the record date.

Had the 5 percent common stock dividend been included in the Company’s 2021 financial statements, common shares outstanding would have increased by approximately 345,000 and diluted earnings per share, assuming the shares were outstanding for the entire year would have decreased by $0.11 per share.

On January 25, 2022, the Company filed a Certificate of Amendment with the Ohio Secretary of State to amend Article FIRST of its Amended Articles of Incorporation to increase the authorized number of common shares, without par value, of the Company from 10,000,000 to 10,500,000.The addition of these authorized shares will not have a material impact on the Company’s consolidated financial statements.

Note 3: Business Combination

Effective June 5, 2020, the Company acquired Edon Bancorp and its subsidiary, The Edon State Bank Company of Edon, Ohio (the “Edon State Bank”). Edon Bancorp and Edon State Bank were headquartered in Edon, Ohio and had one retail banking office. The Edon State Bank was merged with and into State Bank, with State Bank surviving. Under the terms of the merger agreement, shareholders of Edon Bancorp received fixed consideration of $103.50 in cash for each share of Edon Bancorp common stock for total consideration of $15.5 million. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

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

Pro Forma Financial Information

The results of operations of Edon Bancorp have been included in the Company’s consolidated financial statements since the acquisition date of June 5, 2020. The following schedule includes the pro forma results for the twelve months ended December 31, 2021 and 2020, as if the Edon State Bank acquisition had occurred as of the beginning of the reporting periods presented. The acquisition’s impact was immaterial to the Company’s operating performance for the twelve months ended December 31, 2020 and 2021.

Twelve Months Ended December 31,
Summary of Operations ($ in thousands)	2020

Net interest income	$36,429
Provision for loan losses	4,500

Net interest income after provision	31,929

Non interest income	30,140
Non interest expense	44,158

Income before income taxes	17,911
Income tax expense*	3,384

Net income	$14,527

Basic earnings per share	$-
Diluted earnings per share	$1.90

*	Income tax expense for Edon State Bank calculated using a 21% statuatory rate

Certain nonrecurring costs were included in the pro-forma, specifically $0.7 million was incurred by Edon State Bank prior to the acquisition in the 2020 fiscal year and the Company incurred $1.2 million in nonrecurring costs for the acquisition in the 2020 fiscal year.

Note 4: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
December 31, 2021:
U.S. Treasury and Government agencies	$8,986	$135	$(16)	$9,105
Mortgage-backed securities	231,057	614	(3,537)	228,134
State and political subdivisions	12,352	536	(9)	12,879
Other corporate securities	13,200	2	(61)	13,141
Totals	$265,595	$1,287	$(3,623)	$263,259

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020:
U.S. Treasury and Government agencies	$6,541	$323	$-	$6,864
Mortgage-backed securities	125,973	1,845	(57)	127,761
State and political subdivisions	11,595	680	-	12,275
Other corporate securities	2,500	6	-	2,506
Totals	$146,609	$2,854	$(57)	$149,406

The amortized cost and fair value of securities available-for-sale at December 31, 2021, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value
Within one year	$606	$606
Due after one year through five years	2,724	2,772
Due after five years through ten years	23,156	23,406
Due after ten years	8,052	8,341
	34,538	35,125
Mortgage-backed securities	231,057	228,134
Totals	$265,595	$263,259

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $54.2 million at December 31, 2021, and $53.7 million at December 31, 2020. Securities delivered for repurchase agreements (not included above) were $23.6 million at December 31, 2021 and $28.2 million at December 31, 2020.

There were no realized gains or losses on available-for-sale securities in 2021 and 2020.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2021 and 2020, was $214.2 million and $27.3 million, respectively, which was approximately 81 percent and 18 percent, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables present securities with unrealized losses at December 31, 2021 and 2020:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agencies	$3,397	$(16)	$-	$-	$3,397	$(16)
Mortgage-backed securities	183,727	(2,856)	18,566	(681)	202,293	(3,537)
State and political subdivisions	1,673	(9)	-	-	1,673	(9)
Other corporate securities	6,889	(61)	-	-	6,889	(61)
Totals	$195,686	$(2,942)	$18,566	$(681)	$214,252	$(3,623)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	26,582	(54)	717	(3)	27,299	(57)
State and political subdivisions	-	-	-	-	-	-
Other corporate securities	-	-	-	-	-	-
Totals	$26,582	$(54)	$717	$(3)	$27,299	$(57)

The unrealized loss on the securities portfolio increased by $3.6 million as of December 31, 2021, from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Note 5: Loans and Allowance for Loan Losses

The following tables present the categories of loans at December 31, 2021 and 2020:

	Total Loans		Nonaccrual Loans
($ in thousands)	December 2021	December 2020	December 2021	December 2020
Commercial & industrial	$122,250	$204,767	$143	$902
Commercial real estate - owner occupied	118,891	113,169	88	1,450
Commercial real estate - nonowner occupied	262,277	257,651	466	962
Agricultural	57,403	55,235	-	-
Residential real estate	206,424	182,165	2,484	2,704
Home equity line of credit (HELOC)	41,682	46,310	464	390
Consumer	13,474	14,847	7	18
Total loans	$822,401	$874,144	$3,652	$6,426

Net deferred costs (fees)	$313	$(1,421)
Total loans, net deferred costs (fees)	$822,714	$872,723
Allowance for loan losses	$(13,805)	$(12,574)

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

Forward sale commitments are commitments to sell groups of residential mortgage loans that the Company originates or purchases as part of its mortgage banking activities. The Company commits to sell the loans at specified prices in a future period, typically within forty-five days. These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held-for-sales since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.

Listed below is a summary of loan commitments, unused lines of credit and standby letters of credit as of December 31, 2021 and 2020.

($ in thousands)	2021	2020
Loan commitments and unused lines of credit	$219,618	$215,616
Standby letters of credit	2,060	3,161
Totals	$221,678	$218,777

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

The following tables present the balance of the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2021 and 2020:

($ in thousands) For the Twelve Months Ended December 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Beginning balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574
Charge offs	-	-	-	(43)	(93)	(136)
Recoveries	227	-	-	49	41	317
Provision	(1,411)	1,330	103	975	53	1,050
Ending balance	$1,890	$6,781	$599	$3,515	$1,020	$13,805

December 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance: individually evaluated for impairment	$-	$10	$-	$120	$3	$133
Ending balance: collectively evaluated for impairment	$1,890	$6,771	$599	$3,395	$1,017	$13,672
Totals	$1,890	$6,781	$599	$3,515	$1,020	$13,805

Loans:
Ending balance: individually evaluated for impairment	$118	$354	$-	$2,307	$135	$2,914
Ending balance: collectively evaluated for impairment	$122,132	$380,814	$57,403	$204,117	$55,021	$819,487
Totals	$122,250	$381,168	$57,403	$206,424	$55,156	$822,401

($ in thousands) For the Twelve Months Ended December 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Beginning balance	$1,883	$3,602	$434	$2,203	$633	$8,755
Charge offs	(582)	-	-	(82)	(79)	(743)
Recoveries	16	-	-	40	6	62
Provision (credit)	1,757	1,849	62	373	459	4,500
Ending balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574

December 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance: individually evaluated for impairment	$-	$174	$-	$160	$3	$337
Ending balance: collectively evaluated for impairment	$3,074	$5,277	$496	$2,374	$1,016	$12,237

Totals	$3,074	$5,451	$496	$2,534	$1,019	$12,574

Loans:
Ending balance: individually evaluated for impairment	$849	$2,202	$-	$2,746	$162	$5,959
Ending balance: collectively evaluated for impairment	$203,918	$368,618	$55,235	$179,419	$60,995	$868,185

Totals	$204,767	$370,820	$55,235	$182,165	$61,157	$874,144

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2021 and 2020:

($ in thousands) December 31, 2021	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$121,285	$111,232	$253,269	$57,403	$203,295	$41,218	$13,467	$801,169
Special Mention (5)	659	7,571	5,694	-	-	-	-	13,924
Substandard (6)	188	-	2,848	-	3,102	464	7	6,609
Doubtful (7)	118	88	466	-	27	-	-	699
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$122,250	$118,891	$262,277	$57,403	$206,424	$41,682	$13,474	$822,401

December 31, 2020	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$202,543	$108,726	$250,405	$55,227	$178,575	$45,866	$14,807	$856,149
Special Mention (5)	1,485	2,993	3,338	-	-	-	14	7,830
Substandard (6)	151	-	3,026	8	3,560	444	26	7,215
Doubtful (7)	588	1,450	882	-	30	-	-	2,950
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$204,767	$113,169	$257,651	$55,235	$182,165	$46,310	$14,847	$874,144

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2021 and 2020:

($ in thousands) December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Commercial & industrial	$166	$25	$118	$309	$121,941	$122,250
Commercial real estate - owner occupied	-	-	88	88	118,803	118,891
Commercial real estate - nonowner occupied	221	233	246	700	261,577	262,277
Agricultural	-	-	-	-	57,403	57,403
Residential real estate	265	716	1,344	2,325	204,099	206,424
HELOC	53	80	248	381	41,301	41,682
Consumer	20	14	7	41	13,433	13,474
Total Loans	$725	$1,068	$2,051	$3,844	$818,557	$822,401

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Commercial & industrial	$380	$-	$618	$998	$203,769	$204,767
Commercial real estate - owner occupied	-	-	1,450	1,450	111,719	113,169
Commercial real estate - nonowner occupied	-	141	699	840	256,811	257,651
Agricultural	8	-	-	8	55,227	55,235
Residential real estate	12	1,393	1,212	2,617	179,548	182,165
HELOC	190	74	198	462	45,848	46,310
Consumer	123	42	20	185	14,662	14,847
Total Loans	$713	$1,650	$4,197	$6,560	$867,584	$874,144

All loans past due 90 days are systematically placed on nonaccrual status.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in a Troubled Debt Restructure (“TDR”) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loan activity for the twelve months ended December 31, 2021 and 2020:

($ in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
Twelve Months Ended December 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	88	88	-	88	-
Commercial real estate - nonowner occupied	223	223	-	357	28
Agricultural	-	-	-	-	-
Residential real estate	1,391	1,458	-	1,663	60
HELOC	33	33		41	2
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	43	173	10	173	-
Agricultural	-	-	-	-	-
Residential real estate	916	916	120	933	20
HELOC	102	102	3	124	5
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	$88	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$266	$396	$10	$530	$28
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,307	$2,374	$120	$2,596	$80
HELOC	$135	$135	$3	$165	$7
Consumer	$-	$-	$-	$-	$-

($ in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
Twelve Months Ended December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	1,441	1,441	-	1,573	11
Commercial real estate - nonowner occupied	182	182	-	258	14
Agricultural	-	-	-	-	-
Residential real estate	1,017	1,084	-	1,243	64
HELOC	89	89		98	4
Consumer	7	7	-	12	1
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	579	579	174	579	3
Agricultural	-	-	-	-	-
Residential real estate	1,729	1,774	160	1,785	14
HELOC	66	66	3	83	6
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$849	$1,645	$-	$1,878	$50
Commercial real estate - owner occupied	$1,441	$1,441	$-	$1,573	$11
Commercial real estate - nonowner occupied	$761	$761	$174	$837	$17
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,746	$2,858	$160	$3,028	$78
HELOC	$155	$155	$3	$181	$10
Consumer	$7	$7	$-	$12	$1

Impaired loans less than $100,000 are included in groups of homogenous loans. These loans are evaluated based on delinquency status.

Interest income recognized on a cash basis does not materially differ from interest income recognized on an accrual basis.

Troubled Debt Restructured Loans

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

The following table represents new TDR activity for the twelve months ended December 31, 2021:

($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance
HELOC	2	$42	$42
Total modifications	2	$42	$42

	Interest Only	Term	Combination	Total Modification
HELOC	$-	$-	$42	$42
Total modifications	$-	$-	$42	$42

There were no new TDRs during the period ended December 31, 2020.

There were no TDRs modified during the past twelve months that have subsequently defaulted.

On March 22, 2020, a statement was issued by the Company’s bank regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encouraged financial institutions to work prudently with borrowers unable to meet the contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provided that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2021 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. As of December 31, 2021, all loans previously modified under Section 4013 of the CARES Act had returned to normal payment terms.

The Company was an active participant in the PPP initiative as detailed in the discussion of financial results for 2021 and 2020. The Company originated approximately 1,100 loans with a total balance of $111.4 million. As of December 31, 2021, $2.0 million in balances remained outstanding. Fees for the originations totaled $4.9 million of which $3.4 million and $1.4 million were taken into income during 2021 and 2020, respectively.

Note 6: Accounting for Certain Loans Acquired in an Acquisition

The Company acquired loans in the acquisition of Edon State Bank, effective June 5, 2020. None of the acquired loans had evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would be collected.

The following table presents the carrying amount of the acquired loans included in the balance sheet at December 31:

($ in thousands)	2021	2020
Commercial & industrial	$1,067	$1,499
Commercial real estate - nonowner occupied	97	505
Agricultural	6,655	9,180
Residential real estate	2,408	3,176
Consumer	33	93
Total loans	$10,260	$14,453

Accretable yield, or income expected to be collected as of December 31, 2021 is $0.2 million.

Note 7: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2021	2020
Land	$3,549	$3,996
Buildings and improvements	27,475	26,743
Equipment	13,398	11,506
Construction in process	655	997
	45,077	43,242
Less accumulated depreciation	(21,865)	(19,685)
Net premises and equipment	$23,212	$23,557

Note 8: Goodwill and Intangibles

On December 31, 2021, the Company purchased an Ohio based title agency resulting in approximately $1.1 million in goodwill. On June 5, 2020, the Company acquired Edon Bancorp and its subsidiary, Edon State Bank. The acquisition resulted in approximately $4.3 million in goodwill. The balance of goodwill as of December 31, 2021 and December 31, 2020 was $23.2 million and $22.1 million, respectively.

($ in thousands)	Twelve Months Ended December 31, 2021 Carrying Amount	Twelve Months Ended December 31, 2020 Carrying Amount
Beginning balance	$22,091	$17,792
Acquired goodwill	1,100	4,325
Measurement period adjustments	-	(26)
Ending balance	$23,191	$22,091

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Goodwill is tested on the last day of the last quarter of each calendar year. At December 31, 2021, the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2021		2020
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Core deposits intangible	$660	$(104)	$5,359	$(4,735)
Customer relationship intangible	200	(173)	200	(170)
Banking intangibles	$860	$(277)	$5,559	$(4,905)

Amortization expense for intangibles for the years ended December 31, 2021 and 2020 was $0.07 million and $0.05 million, respectively. Estimated amortization expense for each of the following five years is immaterial.

Note 9: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.4 billion and $1.3 billion at December 31, 2021 and 2020, respectively. Contractually specified servicing fees of approximately $3.1 million and $3.2 million were included in mortgage loan servicing fees in the income statement for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance at December 31:

($ in thousands)	2021	2020
Carrying amount, beginning of year	$7,759	$11,017
Mortgage servicing rights capitalized during the year	4,724	5,090
Mortgage servicing rights amortization during the year	(3,885)	(4,762)
Net change in valuation allowance	3,436	(3,586)
Carrying amount, end of year	$12,034	$7,759

Valuation allowance:
Beginning of year	$4,892	$1,306
Increase (reduction)	(3,436)	3,586
End of year	$1,456	$4,892

Fair value, beginning of period	$7,759	$11,864
Fair value, end of period	$12,629	$7,759

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized at December 31:

	2021		2020
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$84,733	$3,655	$87,687	$7,962
IRLCs	21,391	22	46,130	278
Total contracts	$106,124	$3,677	$133,817	$8,240

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$84,733	$(3,655)	$87,687	$(7,962)
Forward contracts	25,000	(32)	50,000	(265)
Total contracts	$109,733	$(3,687)	$137,687	$(8,227)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the twelve months ended December 31, 2021 and 2020.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2021	2020
Interest rate swap contracts	Other income	$242	$355
IRLCs	Gain on sale of mortgage loans & OMSR	(256)	223
Forward contracts	Gain on sale of mortgage loans & OMSR	233	(233)

The following table shows the offsetting of financial assets and derivative assets at December 31, 2021 and 2020.

	Gross amounts	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	of recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$-	$3,655

December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$-	$7,962

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2021 and 2020.

	Gross amounts	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	of recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$6,906	$(3,251)

December 31, 2020
Interest rate swaps	$7,962	$-	$7,962	$-	$8,896	$(934)

Note 11: Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more totaled $13.8 million on December 31, 2021 and $27.8 million on December 31, 2020. There were no certificates of deposit from brokers as of December 31, 2021. Certificates of deposit obtained from brokers totaling $5.0 million as of December 31, 2020 subsequently matured in 2021.

At December 31, 2021, the scheduled maturities of time deposits were as follows:

($ in thousands)
2022	$104,583
2023	38,438
2024	7,792
2025	2,680
2026	2,829
Thereafter	182
Total	$156,504

Included in time deposits at December 31, 2021 and 2020 were $55.6 million and $73.1 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (“CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow their deposits to be placed with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

Note 12: Short-Term Borrowings

($ in thousands)	2021	2020
Securities Sold Under Repurchase Agreements	$15,320	$20,189

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations were secured by agency securities of $8.4 million and $10.7 million for 2021 and 2020, respectively, and mortgage-backed securities of $15.2 million and $17.5 million for 2021 and 2020, respectively. The collateral is held at the FHLB and has maturities from 2022 through 2051. At December 31, 2021, these repurchase agreements totaled $15.3 million. The maximum amount of outstanding agreements at any month end during 2021 and 2020 totaled $34.2 million and $25.6 million, respectively, and the monthly average of such agreements totaled $22.8 million and $20.8 million during 2021 and 2020, respectively. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. As of December 31, 2021, there was no collateral pledged or borrowings drawn at the Discount Window.

At December 31, 2021 and December 31, 2020, the Company had $41.0 million in federal funds lines, of which none were drawn.

Note 13: Federal Home Loan Bank Advances

The FHLB advances were secured by $153.7 million in mortgage loans at December 31, 2021. Advances, at interest rates from 2.88 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at December 31, 2021, were:

($ in thousands)	Debt
2022	3,000
2023	2,500
Total	$5,500

Note 14: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. The issuers of these securities have not yet determined the replacement rate index for LIBOR. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of December 31, 2021 and 2020 was $10.3 million, with a maturity date of September 15, 2035.

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

Note 16: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
($ in thousands)	2021	2020
Taxes currently payable	$2,144	$5,939
Deferred provision	2,302	(2,444)
Income tax expense	$4,446	$3,495

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
($ in thousands)	2021	2020
Computed at the statutory rate (21%)	$4,772	$3,872
Increase (decrease) resulting from
Tax exempt interest	(85)	(91)
BOLI income	(60)	(65)
Stock compensation	-	(39)
Other	(181)	(182)
Actual tax expense	$4,446	$3,495

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	For The Year Ended December 31,
($ in thousands)	2021	2020
Deferred tax assets
Allowance for loan losses	$2,899	$2,641
Net deferred loan fees	-	298
Unrealized losses on available-for-sale securities	491	-
Section 475 MTM	-	645
Accrued bonus	281	375
Other	703	714
	4,374	4,673
Deferred tax liabilities
Depreciation	(1,242)	(1,168)
Mortgage servicing rights	(2,546)	(1,668)
Unrealized gains on available-for-sale securities	-	(587)
Purchase accounting adjustments	(1,619)	(1,628)
Prepaids	(477)	(465)
Net deferred loan costs	(66)	-
Section 475 MTM	(491)	-
FHLB stock dividends	(288)	(288)
	(6,729)	(5,804)

Net deferred tax liability	$(2,355)	$(1,131)

Note 17: Accumulated Other Comprehensive Income(Loss)

Accumulated other comprehensive income (Loss) represents reclassifications out of unrealized gains and losses on available-for-sale securities net of income tax. There were no reclassifications for the years ending December 31, 2021 and 2020.

Note 18: Regulatory Matters

As of December 31, 2021, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2021 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for the State Bank only as the Company is exempt from quarterly reporting at the holding company level:

($ in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital to average assets	$133,202	10.18%	$52,324	4.0%	$65,405	5.0%
Tier I Common equity capital to risk-weighted assets	133,202	13.94%	42,986	4.5%	62,090	6.5%

Tier I Capital to risk-weighted assets	133,202	13.94%	57,314	6.0%	76,419	8.0%
Total Risk-based capital to risk-weighted assets	145,165	15.20%	76,419	8.0%	95,523	10.0%

As of December 31, 2020
Tier I Capital to average assets	$119,480	9.94%	$48,099	4.0%	$60,123	5.0%
Tier I Common equity capital to risk-weighted assets	119,480	12.91%	41,651	4.5%	60,162	6.5%

Tier I Capital to risk-weighted assets	119,480	12.91%	55,534	6.0%	74,046	8.0%
Total Risk-based capital to risk-weighted assets	131,062	14.16%	74,046	8.0%	92,557	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50 percent at December 31, 2021 and the Company still would have met the minimum capital requirements when the capital buffer is considered. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021, State Bank met all capital adequacy requirements to which they are subject.

Note 19: Employee Benefits

The Company has a share-based incentive compensation plan that permits the grant of stock options, restricted stock and other share-based awards to employees, directors and advisory board members of the Company and its subsidiaries. In addition, the Company has instituted a long-term incentive program, with the objective of rewarding senior management with restricted shares of the Company (see Note 20 to the Consolidated Financial Statements).

The Company has a retirement savings 401(k) plan covering substantially all employees. The Company contributes a safe harbor matching contribution equal to 100% of an employees’ salary deferral amounts up to 4% of the employees’ eligible compensation. Employees are immediately vested in their voluntary contributions and in any Company safe harbor matching contributions. Any discretionary contribution made by the Company is fully vested after three years of credited service. Employer contributions charged to expense for 2021 and 2020 were $0.7 million and $0.7 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.3 million and $0.3 million for 2021 and 2020, respectively.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between the Company and the insured’s beneficiary. The Company owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled $17.9 million and $17.5 million at December 31, 2021 and 2020, respectively.

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

Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2021 and 2020, were 380,450 and 412,402, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2021 and 2020 was $0.5 million and $0.2 million, respectively.

Note 20: Share-Based Compensation Plan

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

The 2017 Plan is intended to advance the interests of the Company and its shareholders by offering employees, directors and advisory board members of the Company and its subsidiaries an opportunity to acquire or increase their ownership interest in the Company through grants of equity-based awards. The 2017 Plan permit equity-based awards to be used to attract, motivate, reward and retain highly competent individuals upon whose judgment, initiative, leadership and efforts are key to the success of the Company by encouraging those individuals to become shareholders of the Company.

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in 2021 or 2020. There were no stock options outstanding, and no compensation expense charged against income with respect to option awards under the Plan as of December 31, 2021 or 2020.

As of December 31, 2021, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2017 Plan.

During 2020, 26,950 option shares exercised had a total intrinsic value of $0.3 million and the cash received from these exercised options was $0.2 million. The tax benefit from these transactions was immaterial.

Pursuant to the Long Term Incentive (“LTI”) Plan, the Company awards restricted stock in the Company to certain key executives under the 2017 Plan. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2021 and 2020, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the LTI Plan was $0.4 million and $0.4 million for 2021 and 2020, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.1 million for 2021 and 2020, respectively.

A summary of restricted stock activity under the Company’s LTI Plan as of December 31, 2021 and changes during the year ended is presented below:

	Shares	Weighted- Average Value per Share
Nonvested, beginning of year	34,778	$18.52
Granted	35,854	18.29
Vested	(23,179)	18.39
Forfeited	(6,531)	18.33
Nonvested, end of year	40,922	$18.43

As of December 31, 2021, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.83 years.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2021 and 2020:

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$9,105	$-	$9,105	$-
Mortgage-backed securities	228,134	-	228,134	-
State and political subdivisions	12,879	-	12,879	-
Other corporate securities	13,141	-	13,141	-
Interest rate contracts - assets	3,655	-	3,655	-
Interest rate contracts - liabilities	(3,655)	-	(3,655)	-
Forward contracts	(32)	(32)	-	-
IRLCs	22	-	-	22

($ in thousands)	Fair value at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$6,864	$-	$6,864	$-
Mortgage-backed securities	127,761	-	127,761	-
State and political subdivisions	12,275	-	12,275	-
Other corporate securities	2,506	-	2,506	-
Interest rate contracts - assets	7,962	-	7,962	-
Interest rate contracts - liabilities	(7,962)	-	(7,962)	-
Forward contracts	(265)	(265)	-	-
IRLCs	278	-	-	278

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral from a list of preapproved appraisers, which are reviewed for accuracy and consistency by the Company. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at December 31, 2021 and 2020.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2021 and 2020:

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$464	$-	$-	$464
Mortgage servicing rights	3,301	-	-	3,301

($ in thousands)	Fair value at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,544	$-	$-	$3,544
Mortgage servicing rights	7,759	-	-	7,759

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2021 and 2020:

($ in thousands)	Fair value at December 31, 2021	Valuation technique	Unobservable inputs	Range (weighted- average)
Collateral-dependent impaired loans	$464	Market comparable	Comparability adjustments (%)	6.4 - 18% (13%)
		properties
Mortgage servicing rights	3,301	Discounted cash flow	Discount Rate	8.65%
			Constant prepayment rate	10.94%
			P&I earnings credit	0.10%
			T&I earnings credit	1.25%
			Inflation for cost of servicing	1.50%

IRLCs	22	Discounted cash flow	Loan closing rates	49% - 99%

($ in thousands)	Fair value at December 31, 2020	Valuation technique	Unobservable inputs	Range (weighted- average)
Collateral-dependent impaired loans	$3,544	Market comparable	Comparability adjustments (%)	0 - 43% (22%)
		properties
Mortgage servicing rights	7,759	Discounted cash flow	Discount Rate	8.28%
			Constant prepayment rate	20.87%
			P&I earnings credit	0.14%
			T&I earnings credit	0.24%
			Inflation for cost of servicing	1.50%

IRLCs	278	Discounted cash flow	Loan closing rates	49% - 100%

The mortgage servicing rights portfolio is measured for fair value by an independent third party. The valuation of the portfolio hinges on a number of quantitative factors. These factors include, but are not limited to, a discount rate applied to the cash flows, and an assumption of future principal prepayments. The prepayment assumptions are based upon the historical performance of the Company’s portfolio as well as market metrics. The servicing rights have had a decrease in prepayments and the 9.93 percent decrease in the constant prepayment rate reflects the change in market rates. In addition, the earnings credit rate decreased and the discount rate increased.

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

Deposits, Repurchase Agreements & FHLB Advances

Deposits include demand deposits, savings accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate the Company could pay on similar instruments with similar terms and maturities at December 31, 2021 and 2020.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2021 and 2020 and are not considered significant to this presentation.

Trust Preferred Securities

The fair value for Trust Preferred Securities is estimated by discounting the cash flows using an appropriate discount rate.

Subordinated Debt

The fair value for Subordinated Debt is estimated by discounting the cash flows using an appropriate discount rate.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2021	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$149,511	$149,511	$149,511	$-	$-
Interest bearing time deposits	2,643	2,643	-	2,643	-
Loans held for sale	7,472	7,561	-	7,561	-
Loans, net of allowance for loan losses	808,909	813,766	-	-	813,766
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	2,920	2,920	-	2,920	-

Financial liabilities
Deposits	$1,113,045	$1,112,710	$956,541	$156,169	$-
Short-term borrowings	15,320	15,320	-	15,320	-
FHLB advances	5,500	5,596	-	5,596	-
Trust preferred securities	10,310	9,067	-	9,067	-
Subordinated debt, net of issuance costs	19,546	20,581	-	20,581	-
Interest payable	299	299	-	299	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2020	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$140,690	$140,690	$140,690	$-	$-
Interest bearing time deposits	5,823	5,823	-	5,823	-
Loans held for sale	7,234	7,508	-	7,508	-
Loans, net of allowance for loan losses	860,149	853,294	-	-	853,294
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	3,799	3,799	-	3,799	-

Financial liabilities
Deposits	$1,049,011	$1,050,558	$819,462	$231,096	$-
Short-term borrowings	20,189	20,189	-	20,189	-
FHLB advances	8,000	8,257	-	8,257	-
Trust preferred securities	10,310	8,394	-	8,394	-
Interest payable	616	616	-	616	-

Note 22: Parent Company Financial Information

Presented below is condensed financial information of the parent company only:

Condensed Balance Sheets

($ in thousands)	2021	2020
Assets
Cash & cash equivalents	$14,406	$2,178
Investment in banking subsidiaries	152,761	143,244
Investment in nonbanking subsidiaries	6,770	5,617
Other assets	2,259	3,229
Total assets	$176,196	$154,268

Liabilities
Trust preferred securities	$10,000	$10,000
Sub debt net of issuance cost	19,546	-
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	1,411	1,035
Total liabilities	31,267	11,345

Stockholders’ equity	144,929	142,923

Total liabilities and stockholders’ equity	$176,196	$154,268

Condensed Statements of Income

($ in thousands)	2021	2020
Dividends from subsidiaries:
Banking subsidiaries	$5,000	$24,025
Nonbanking subsidiaries	500	-
Total income	5,500	24,025

Expenses
Interest expense	661	256
Other expense	1,478	2,950
Total expenses	2,139	3,206

Income before income tax	3,361	20,819
Income tax benefit	(450)	(712)

Income before equity in undistributed income of subsidiaries	3,811	21,531

Equity in undistributed income of subsidiaries
Banking subsidiaries	13,573	(8,071)
Nonbanking subsidiaries	893	1,484
Total	14,466	(6,587)

Net income	$18,277	$14,944

Condensed Statements of Comprehensive Income

($ in thousands)	2021	2020
Net income	$18,277	$14,944
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	(5,133)	1,963
Related tax (expense) benefit	1,078	(412)
Net effect on other comprehensive income	(4,055)	1,551
Total comprehensive income	$14,222	$16,495

Condensed Statements of Cash Flows

($ in thousands)	2021	2020
Operating activities
Net income	$18,277	$14,944
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(14,466)	6,587
Stock compensation expense	443	382
Other assets	1,811	(2,287)
Other liabilities	376	663
Net cash provided by operating activities	6,441	20,289

Investing activities
Capital contributed to banking subsidiary	-	(15,520)
Capital contributed to nonbanking subsidiary	(1,100)	-
Net cash used in investing activities	(1,100)	(15,520)

Financing activities
Dividends on common shares	(3,139)	(3,070)
Proceeds from share-based compensation plans	-	188
Repurchase of common shares	(9,520)	(7,166)
Proceeds from sub-debt net of issuance cost	19,546	-
Net cash provided by (used in) financing activities	6,887	(10,048)

Net change in cash and cash equivalents	12,228	(5,279)
Cash and cash equivalents at beginning of year	2,178	7,457
Cash and cash equivalents at end of year	$14,406	$2,178

Note 23: Quarterly Financial Information (unaudited)

($ in thousands, except per share data)

2021	December	September	June	March
Interest income	$10,003	$11,033	$10,163	$10,705
Interest expense	925	1,009	1,006	1,080
Net interest income	9,078	10,024	9,157	9,625
Provision for loan losses	-	300	-	750
Noninterest income	6,589	6,649	6,537	10,922
Noninterest expense	11,567	11,256	11,076	10,909
Income tax expense	768	1,014	857	1,807
Net income	$3,332	$4,103	$3,761	$7,081

Basic earnings per common share	$0.49	$0.59	$0.53	$0.97
Diluted earnings per common share	$0.49	$0.58	$0.52	$0.97
Dividends per share	$0.115	$0.110	$0.110	$0.105

2020	December	September	June	March
Interest income	$10,589	$10,807	$10,595	$10,644
Interest expense	1,338	1,548	1,723	2,096
Net interest income	9,251	9,259	8,872	8,548
Provision for loan losses	800	1,800	1,300	600
Noninterest income	8,902	10,418	8,615	2,161
Noninterest expense	10,684	11,335	11,662	9,406
Income tax expense	1,311	1,292	870	22
Net income	$5,358	$5,250	$3,655	$681

Basic earnings per common share	$0.71	$0.69	$0.47	$0.09
Diluted earnings per common share	$0.71	$0.69	$0.47	$0.09
Dividends per share	$0.105	$0.100	$0.100	$0.095

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that is material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Loan Losses

Description of the Matter

As described in Note 5 to the financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $13.8 million at December 31, 2021. The Company also describes in Note 1 of the financial statements the accounting policy around this estimate. The ALLL is an estimate of losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan and lease losses. The estimate consists of several key elements, which include: specific reserves for impaired loans, general reserves for each business lending division portfolio including percentage allocations for special attention loans and leases not deemed impaired, and reserves for pooled homogenous loans and leases, among others. The Company’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

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

March 7, 2022

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

With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December, 31, 2021, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 20, 2022 (the “2022 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2022 Annual Meeting (the “2022 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Information about our Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2022 Proxy Statement under the caption “SECTION 16(a) REPORTS.”

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

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit & Risk Management Committee” in the Company’s 2022 Proxy Statement.

Item 11.	Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2022 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “EQUITY INCENTIVE PLAN INFORMATION”, “DIRECTOR COMPENSATION”, and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2022 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”) was approved by the shareholders of the Company at the 2017 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2021, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Equity compensation plans approved by security holders
($ in thousands, except per share data)		2017 Plan
a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	-
b)	Weighted-average exercise price of outstanding options, warrants and rights	$-
c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	408,327

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2022 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2022 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14.	Principal Accountant Fees and Services.

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2022 Proxy Statement under the caption “AUDIT & RISK MANAGEMENT COMMITTEE DISCLOSURE – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT & RISK MANAGEMENT COMMITTEE DISCLOSURE – Services of Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Consolidated Balance Sheets as of December 31, 2021 and 2020

●	Consolidated Statements of Income for the Years ended December 31, 2021 and 2020

●	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2021 and 2020

●	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2021 and 2020

●	Consolidated Statements of Cash Flows for Years ended December 31, 2021 and 2020

●	Notes to Consolidated Financial Statements

●	Report of Independent Registered Public Accounting Firm (BKD, LLP)

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 16.	Form 10-K Summary.

Not Applicable.

Exhibits

Exhibit No.	Description	Location
3.1	Amended Articles of the Company	Filed herewith.

3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Incorporate herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785).

3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507).

3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507).

3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507).

3.7	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507).

3.8	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Filed herewith.

3.9	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.10	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

4.1	Form of 3.65% Fixed-to-Floating Rate Subordinated Note due 2031	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).

Exhibit No.	Description	Location
4.2	Form of Subordinated Note Purchase Agreement by and between the Company and the several Purchasers	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).

4.3	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.4	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.5	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.6	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

4.7	Description of Common Shares of the Company	Filed herewith.

10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.3*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.4*	Amended and Restated Employment Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.5*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.6*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

Exhibit No.	Description	Location
10.7*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and David A. Homoelle	Filed herewith.

10.8*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.9*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.10*	Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and David A. Homoelle	Filed herewith.

10.11*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Mark A. Klein	Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.12*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.13*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and David A. Homoelle	Filed herewith.

10.14*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507).

10.15*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507).

10.16*	SB Financial Group 2017 Stock Incentive Plan	Filed herewith.

10.17*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2017 Stock Incentive Plan	Filed herewith.

11	Statement Regarding Computation of Per Share Earnings	Included in Note 2 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.

13	2021 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

Exhibit No.	Description	Location
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

101	The following materials from SB Financial Group Inc.’s 2021 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (extensible business reporting language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) the Consolidated Statements of Income for the years ended December 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

		By:	/s/ Anthony V. Cosentino
Date:	March 7, 2022		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Company”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2021, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 7, 2022	Chairman, President and
Mark A. Klein		Chief Executive Officer

/s/ Anthony V. Cosentino	March 7, 2022	Executive Vice President and
Anthony V. Cosentino		Chief Financial Officer

/s/ George W. Carter	March 7, 2022	Director
George W. Carter

/s/ Robert A. Fawcett, Jr.	March 7, 2022	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 7, 2022	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 7, 2022	Director
Richard L. Hardgrove

/s/ Tom R. Helberg	March 7, 2022	Director
Tom R. Helberg

/s/ Rita A. Kissner		March 7, 2022	Director
Rita A. Kissner

/s/ Mark A. Klein		March 7, 2022	Director
Mark A. Klein

/s/ William G. Martin		March 7, 2022	Director
William G. Martin

/s/ Timothy J. Stolly		March 7, 2022	Director
Timothy J. Stolly

/s/ Timothy L. Claxton		March 7, 2022	Director
Timothy L. Claxton

Date:	March 7, 2022