Form 10-Q
period 2022-03-31
SB FINANCIAL GROUP, INC.
filed 2022-05-06
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 7,163,935 Outstanding at May 6, 2022	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	March 2022	December 2021
	(unaudited)	(audited)
Assets
Cash and due from banks	$130,003	$149,511
Interest bearing time deposits	1,894	2,643
Available-for-sale securities	265,311	263,259
Loans held for sale	4,737	7,472
Loans, net of unearned income	850,671	822,714
Allowance for loan losses	(13,804)	(13,805)
Premises and equipment, net	23,039	23,212
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,303	5,303
Foreclosed assets and other assets held for sale, net	527	2,104
Interest receivable	2,815	2,920
Goodwill	23,239	23,191
Cash value of life insurance	17,932	17,867
Mortgage servicing rights	13,135	12,034
Other assets	10,328	12,429
Total assets	$1,335,130	$1,330,854

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$252,273	$247,044
Interest bearing demand	211,152	195,464
Savings	236,394	237,571
Money market	289,699	276,462
Time deposits	148,553	156,504
Total deposits	1,138,071	1,113,045

Repurchase agreements	19,035	15,320
Federal Home Loan Bank advances	5,500	5,500
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,558	19,546
Interest payable	536	299
Other liabilities	9,483	21,905
Total liabilities	1,202,493	1,185,925

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2022 - 0 shares outstanding, 2021 - 0 shares outstanding	-	-
Common stock, no par value; authorized 10,500,000 shares; 2022 - 8,525,375 shares issued, 2021 - 8,180,712 shares issued	61,319	54,463
Additional paid-in capital	14,872	14,944
Retained earnings	94,833	99,716
Accumulated other comprehensive loss	(13,659)	(1,845)
Treasury stock, at cost; (2022 - 1,414,624 common shares, 2021 - 1,296,382 common shares)	(24,728)	(22,349)
Total shareholders’ equity	132,637	144,929
Total liabilities and shareholders’ equity	$1,335,130	$1,330,854

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

($ in thousands, except per share data)	Three Months Ended
	March	March
	2022	2021
Interest Income
Loans
Taxable	$8,052	$9,926
Tax exempt	61	48
Securities
Taxable	1,235	643
Tax exempt	47	88
Total interest income	9,395	10,705

Interest Expense
Deposits	618	962
Repurchase agreements & other	13	11
Federal Home Loan Bank advance expense	39	56
Trust preferred securities expense	53	51
Subordinated debt expense	195	-
Total interest expense	918	1,080

Net Interest Income	8,477	9,625
Provision for loan losses	-	750

Net interest income after provision for loan losses	8,477	8,875

Noninterest Income
Wealth management fees	955	912
Customer service fees	794	758
Gain on sale of mortgage loans & OMSR	1,676	5,859
Mortgage loan servicing fees, net	1,204	2,378
Gain on sale of non-mortgage loans	169	17
Title insurance income	602	521
Other income	402	477
Total noninterest income	5,802	10,922

Noninterest Expense
Salaries and employee benefits	6,189	6,620
Net occupancy expense	742	740
Equipment expense	854	732
Data processing fees	576	534
Professional fees	950	764
Marketing expense	231	135
Telephone and communications	111	154
Postage and delivery expense	116	111
State, local and other taxes	278	323
Employee expense	136	153
Other expense	676	643
Total noninterest expense	10,859	10,909

Income before income tax	3,420	8,888

Provision for income taxes	607	1,807

Net Income	$2,813	$7,081

Basic earnings per common share	$0.40	$0.97

Diluted earnings per common share	$0.40	$0.97

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
	March	March
($ in thousands)	2022	2021

Net income	$2,813	$7,081
Other comprehensive loss
Available for sale investment securities:
Gross unrealized holding loss arising in the period	(14,953)	(3,377)
Related tax benefit	3,139	710
Net effect on other comprehensive loss	(11,814)	(2,667)
Total comprehensive income (loss)	$(9,001)	$4,414

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
January 1, 2022	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929
Net income			2,813			2,813
Other comprehensive loss				(11,814)		(11,814)
Stock dividends on common - 344,663 shares	6,856		(6,864)			(8)
Cash dividends on common, $0.115 per share			(832)			(832)
Restricted stock vesting		(230)			230	-
Repurchased stock - 130,848 shares					(2,609)	(2,609)
Stock based compensation expense		158				158
March 31, 2022	$61,319	$14,872	$94,833	$(13,659)	$(24,728)	$132,637

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
January 1, 2021	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923
Net income			7,081			7,081
Other comprehensive loss				(2,667)		(2,667)
Cash dividends on common, $0.105 per share			(776)			(776)
Restricted stock vesting		(213)			213	-
Repurchased stock - 111,266 shares					(2,718)	(2,718)
Stock based compensation expense		123				123
March 31, 2021	$54,463	$14,755	$90,883	$(457)	$(15,678)	$143,966

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)	Three Months Ended March 31,
	2022	2021
Operating Activities
Net Income	$2,813	$7,081
Items not requiring (providing) cash
Depreciation and amortization	548	489
Provision for loan losses	-	750
Expense of share-based compensation plan	158	123
Amortization of premiums and discounts on securities	336	280
Amortization of intangible assets	17	17
Amortization of originated mortgage servicing rights	547	1,187
Impairment (recovery) of mortgage servicing rights	(890)	(2,706)
Proceeds from sale of loans held for sale	73,897	136,708
Originations of loans held for sale	(70,077)	(133,500)
Gain from sale of loans	(1,856)	(5,876)
Changes in
Interest receivable	105	428
Other assets	(373)	2,467
Interest payable & other liabilities	(6,690)	(8,332)
Net cash used in operating activities	(1,465)	(882)

Investing Activities
Purchases of available-for-sale securities	(30,635)	(44,143)
Proceeds from maturities of interest bearing time deposits	749	2,261
Proceeds from maturities of available-for-sale securities	13,294	11,975
Net change in loans	(27,958)	24,524
Purchase of premises, equipment	(417)	(165)
Purchase of bank owned life insurance	-	(50)
Proceeds from sale of foreclosed assets	1,632	3
Net cash used in investing activities	(43,335)	(5,595)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	32,977	112,505
Net decrease in time deposits	(7,951)	(41,320)
Net increase in securities sold under agreements to repurchase	3,715	4,132
Stock repurchase plan	(2,609)	(2,718)
Dividends on common shares	(840)	(776)
Net cash provided by financing activities	25,292	71,823
Increase (decrease) in cash and cash equivalents	(19,508)	65,346
Cash and cash equivalents, beginning of period	149,511	140,690
Cash and cash equivalents, end of period	$130,003	$206,036
Supplemental cash flow information
Interest paid	$681	$1,207
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$-	$25
Stock dividends declared and paid	$6,856	$-

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, including The State Bank and Trust Company (“State Bank”), SBFG Title, LLC (“SBFG Title”), SB Captive, Inc. (“SB Captive”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). RDSI is presently inactive and has had no material operations or employees. In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), which is inactive, and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, SBFG Title, SB Captive and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2022, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2021 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

New and applicable accounting pronouncements:

ASU No. 2020-01: Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323 and Topic 815

This guidance was issued in January 2020 to clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The impact of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2022 or 2021. Participating securities in the table reflect dividends on unvested restricted shares. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below:

	Three Months Ended March 31,
($ and outstanding shares in thousands - except per share data)	2022	2021

Distributed earnings allocated to common shares	$835	$776
Undistributed earnings allocated to common shares	1,972	6,299

Net earnings allocated to common shares	2,807	7,075
Net earnings allocated to participating securities	6	6

Net Income allocated to common shares and participating securities	$2,813	$7,081

Weighted average shares outstanding for basic earnings per share	7,035	7,317
Dilutive effect of stock compensation	65	18

Weighted average shares outstanding for diluted earnings per share	7,100	7,335

Basic earnings per common share	$0.40	$0.97

Diluted earnings per common share	$0.40	$0.97

On January 10, 2022, the Company announced that its board of directors had declared a 5 percent common stock dividend payable on February 4, 2022, to shareholders of record as of January 21, 2022. Holders of the Company’s common shares as of the record date received one additional common share for every twenty common shares held on the record date. No fractional shares were issued, and shareholders received cash for such fractional interests based on the closing price of the Company’s common shares on the record date of $19.89.

Had the 5 percent common stock dividend been included in the Company’s 2021 financial statements, common shares outstanding would have increased by approximately 345,000 and diluted earnings per share, assuming the shares were outstanding for the quarter ended March 31, 2021, would have decreased by $0.05 per share.

On January 25, 2022, the Company filed a Certificate of Amendment with the Ohio Secretary of State to amend Article FIRST of its Amended Articles of Incorporation to increase the authorized number of common shares, without par value, of the Company from 10,000,000 to 10,500,000. The addition of these authorized shares did not have a material impact on the Company’s consolidated financial statements.

Note 3 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2022 and December 31, 2021 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
U.S. Treasury and
Government agencies	$8,746	$13	$(351)	$8,408
Mortgage-backed securities	243,092	14	(16,170)	226,936
State and political subdivisions	13,563	184	(577)	13,170
Other corporate securities	17,200	-	(403)	16,797

Totals	$282,601	$211	$(17,501)	$265,311

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. Treasury and
Government agencies	$8,986	$135	$(16)	$9,105
Mortgage-backed securities	231,057	614	(3,537)	228,134
State and political subdivisions	12,352	536	(9)	12,879
Other corporate securities	13,200	2	(61)	13,141

Totals	$265,595	$1,287	$(3,623)	$263,259

The amortized cost and fair value of securities available for sale at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$749	$747
Due after one year through five years	3,299	3,266
Due after five years through ten years	25,188	24,606
Due after ten years	10,273	9,756
	39,509	38,375
Mortgage-backed securities	243,092	226,936

Totals	$282,601	$265,311

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $65.4 million at March 31, 2022 and $54.2 million at December 31, 2021. The fair value of securities delivered for repurchase agreements was $25.3 million at March 31, 2022 and $23.6 million at December 31, 2021.

There were no realized gains or losses from sales of available-for-sale securities for the three months ended March 31, 2022 or March 31, 2021.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $252.6 million at March 31, 2022, and $214.2 million at December 31, 2021, which consisted of 124 securities, or approximately 95 percent, and 64 securities, or approximately 81 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021, are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and
Government agencies	$6,787	$(350)	$249	$(1)	$7,036	$(351)
Mortgage-backed securities	147,270	(8,870)	77,798	(7,300)	225,068	(16,170)
State and political subdivisions	7,556	(577)	-	-	7,556	(577)
Other corporate securities	12,947	(403)	-	-	12,947	(403)

Totals	$174,560	$(10,200)	$78,047	$(7,301)	$252,607	$(17,501)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and
Government agencies	$3,397	$(16)	$-	$-	$3,397	$(16)
Mortgage-backed securities	183,727	(2,856)	18,566	(681)	202,293	(3,537)
State and political subdivisions	1,673	(9)	-	-	1,673	(9)
Other corporate securities	6,889	(61)	-	-	6,889	(61)

Totals	$195,686	$(2,942)	$18,566	$(681)	$214,252	$(3,623)

The total unrealized loss in the securities portfolio was $17.5 million as of March 31, 2022 compared to a $3.6 million unrealized loss at December 31, 2021. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of March 31, 2022.

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

Categories of loans at March 31, 2022 and December 31, 2021 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	March 2022	December 2021	March 2022	December 2021

Commercial & industrial	$124,599	$122,250	$142	$143
Commercial real estate - owner occupied	125,304	118,891	88	88
Commercial real estate - nonowner occupied	274,643	262,277	456	466
Agricultural	55,660	57,403	-	-
Residential real estate	214,183	206,424	3,199	2,484
Home equity line of credit (HELOC)	41,222	41,682	399	464
Consumer	14,741	13,474	9	7

Total loans	$850,352	$822,401	$4,293	$3,652

Net deferred costs (fees)	$319	$313

Total loans, net deferred costs (fees)	$850,671	$822,714

Allowance for loan losses	$(13,804)	$(13,805)

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

Commercial Real Estate (Owner and Nonowner Occupied)

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied versus non-owner-occupied commercial real estate loans.

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

The following tables present the activity in the allowance for loan losses for the three-month periods ended March 31, 2022 and March 31, 2021, and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2022 and December 31, 2021.

($ in thousands)
For the Three Months Ended March 31, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,890	$6,781	$599	$3,515	$1,020	$13,805
Charge offs	-	-	-	-	(9)	(9)
Recoveries	-	-	-	-	8	8
Provision	2	102	(52)	(13)	(39)	-
Ending balance	$1,892	$6,883	$547	$3,502	$980	$13,804

For the Three Months Ended March 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574
Charge offs	-	-	-	(21)	(31)	(52)
Recoveries	-	-	-	49	5	54
Provision	(115)	726	(23)	46	116	750
Ending balance	$2,959	$6,177	$473	$2,608	$1,109	$13,326

Loans Receivable at March 31, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance: individually evaluated for impairment	$-	$10	$-	$172	$4	$186
Ending balance: collectively evaluated for impairment	$1,892	$6,873	$547	$3,330	$976	$13,618

Totals	$1,892	$6,883	$547	$3,502	$980	$13,804

Loans:
Ending balance: individually evaluated for impairment	$118	$346	$-	$2,974	$141	$3,579
Ending balance: collectively evaluated for impairment	$124,481	$399,601	$55,660	$211,209	$55,822	$846,773

Totals	$124,599	$399,947	$55,660	$214,183	$55,963	$850,352

Loans Receivable at December 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance: individually evaluated for impairment	$-	$10	$-	$120	$3	$133
Ending balance: collectively evaluated for impairment	$1,890	$6,771	$599	$3,395	$1,017	$13,672

Totals	$1,890	$6,781	$599	$3,515	$1,020	$13,805

Loans:
Ending balance: individually evaluated for impairment	$118	$354	$-	$2,307	$135	$2,914
Ending balance: collectively evaluated for impairment	$122,132	$380,814	$57,403	$204,117	$55,021	$819,487

Totals	$122,250	$381,168	$57,403	$206,424	$55,156	$822,401

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of March 31, 2022 and December 31, 2021.

($ in thousands) March 31, 2022	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$123,668	$117,826	$265,749	$55,660	$210,649	$40,823	$14,732	$829,107
Special Mention (5)	627	7,390	5,617	-	-	-	-	13,634
Substandard (6)	186	-	2,821	-	3,507	399	9	6,922
Doubtful (7)	118	88	456	-	27	-	-	689
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$124,599	$125,304	$274,643	$55,660	$214,183	$41,222	$14,741	$850,352

December 31, 2021	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$121,285	$111,232	$253,269	$57,403	$203,295	$41,218	$13,467	$801,169
Special Mention (5)	659	7,571	5,694	-	-	-	-	13,924
Substandard (6)	188	-	2,848	-	3,102	464	7	6,609
Doubtful (7)	118	88	466	-	27	-	-	699
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$122,250	$118,891	$262,277	$57,403	$206,424	$41,682	$13,474	$822,401

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. The following tables present the Company’s loan portfolio aging analysis as of March 31, 2022 and December 31, 2021.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2022	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$1,620	$-	$142	$1,762	$122,837	$124,599
Commercial real estate - owner occupied	-	-	88	88	125,216	125,304
Commercial real estate - nonowner occupied	116	443	245	804	273,839	274,643
Agricultural	-	-	-	-	55,660	55,660
Residential real estate	216	65	1,652	1,933	212,250	214,183
HELOC	194	-	235	429	40,793	41,222
Consumer	14	13	6	33	14,708	14,741
Total Loans	$2,160	$521	$2,368	$5,049	$845,303	$850,352

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2021	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$166	$25	$118	$309	$121,941	$122,250
Commercial real estate - owner occupied	-	-	88	88	118,803	118,891
Commercial real estate - nonowner occupied	221	233	246	700	261,577	262,277
Agricultural	-	-	-	-	57,403	57,403
Residential real estate	265	716	1,344	2,325	204,099	206,424
HELOC	53	80	248	381	41,301	41,682
Consumer	20	14	7	41	13,433	13,474
Total Loans	$725	$1,068	$2,051	$3,844	$818,557	$822,401

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

The following tables present impaired loan information as of and for the three months ended March 31, 2022 and 2021, and for the twelve months ended December 31, 2021:

($ in thousands)
Three Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
March 31, 2022	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$118	$203	$-	$216	$-
Commercial real estate - owner occupied	88	88	-	88	-
Commercial real estate - nonowner occupied	215	215	-	351	5
Agricultural	-	-	-	-	-
Residential real estate	1,709	1,775	-	1,935	18
HELOC	21	21		23	-
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	43	173	10	173	-
Agricultural	-	-	-	-	-
Residential real estate	1,265	1,265	172	1,280	1
HELOC	120	120	4	130	1
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$118	$203	$-	$216	$-
Commercial real estate - owner occupied	$88	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$258	$388	$10	$524	$5
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,974	$3,040	$172	$3,215	$19
HELOC	$141	$141	$4	$153	$1
Consumer	$-	$-	$-	$-	$-

($ in thousands)
Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	88	88	-	88	-
Commercial real estate - nonowner occupied	223	223	-	357	28
Agricultural	-	-	-	-	-
Residential real estate	1,391	1,458	-	1,663	60
HELOC	33	33		41	2
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	43	173	10	173	-
Agricultural	-	-	-	-	-
Residential real estate	916	916	120	933	20
HELOC	102	102	3	124	5
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	$88	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$266	$396	$10	$530	$28
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,307	$2,374	$120	$2,596	$80
HELOC	$135	$135	$3	$165	$7
Consumer	$-	$-	$-	$-	$-

	Three Months Ended
March 31, 2021	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$1,598	$12
Commercial real estate - owner occupied	1,450	-
Commercial real estate - nonowner occupied	534	7
Agricultural	-	-
Residential real estate	1,843	7
HELOC	86	1
Consumer	7	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	579	-
Agricultural	-	-
Residential real estate	647	6
HELOC	75	1
Consumer	-	-
Totals:
Commercial & industrial	$1,598	$12
Commercial real estate - owner occupied	$1,450	$-
Commercial real estate - nonowner occupied	$1,113	$7
Agricultural	$-	$-
Residential real estate	$2,490	$13
HELOC	$161	$2
Consumer	$7	$-

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

The Company had no new TDR activity in the three months ended March 31, 2022, and March 31, 2021, respectively. There were no TDRs modified during the past twelve months that have subsequently defaulted.

On March 22, 2020, a statement was issued by the Company’s bank regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encouraged financial institutions to work prudently with borrowers unable to meet the contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”) further provided that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2021 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. As of March 31, 2022, all loans previously modified under Section 4013 of the CARES Act had returned to normal payment terms.

NOTE 5 – GOODWILL

A summary of the activity in goodwill is presented below:

	Three Months Ended March 31,
($ in thousands)	2022	2021

Beginning balance	$23,191	$22,091
Measurement period adjustments	48	-

Ending balance	$23,239	$22,091

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or circumstances change that indicate an impairment may exist.

As of March 31, 2022 and December 31, 2021 the carrying amount of goodwill was $23.2 million. Goodwill is assessed for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of December 31, 2021. The results of the test indicated no goodwill impairment existed as of that date.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.38 billion at March 31, 2022 and $1.36 billion at December 31, 2021. Contractually specified servicing fees of $0.9 million and $0.8 million were included in mortgage loan servicing fees in the consolidated income statement for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended March 31,
($ in thousands)	2022	2021

Balance at beginning of period	$12,034	$7,759
Mortgage servicing rights capitalized during the period	758	1,212
Mortgage servicing rights amortization during the period	(547)	(1,187)
Net change in valuation allowance	890	2,706
Balance at end of period	$13,135	$10,490

Valuation allowance:
Balance at beginning of period	$1,456	$4,892
Increase (decrease)	(890)	(2,706)
Balance at end of period	$566	$2,186

Fair value, beginning of period	$12,629	$7,759
Fair value, end of period	$14,433	$11,160

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value

Asset Derivatives

Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$75,640	$482	$84,733	$3,655
IRLCs	-	-	21,391	22
Forward contracts	17,750	281	-	-
Total contracts	$93,390	$763	$106,124	$3,677

Liability Derivatives

Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$75,640	$(482)	$84,733	$(3,655)
Forward contracts	-	-	25,000	(32)
IRLCs	13,285	(155)	-	-
Total contracts	$88,925	$(637)	$109,733	$(3,687)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three months ended March 31, 2022 and 2021.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2022	2021
Interest rate swap contracts	Other income	$-	$133
IRLCs	Gain on sale of mortgage loans & OMSR	(177)	(692)
Forward contracts	Gain on sale of mortgage loans & OMSR	313	762

The following table shows the offsetting of financial assets and derivative assets at March 31, 2022 and December 31, 2021.

	Gross amounts	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	of recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2022
Interest rate swaps	$1,211	$729	$482	$-	$-	$482

December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$-	$3,655

The following table shows the offsetting of financial liabilities and derivative liabilities at March 31, 2022 and December 31, 2021.

	Gross amounts	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	of recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
March 31, 2022
Interest rate swaps	$1,211	$729	$482	$-	$6,897	$(6,415)

December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$6,906	$(3,251)

NOTE 8 – DEPOSITS

Major classification of deposits at March 31, 2022 and at December 31, 2021 were as follows:

($ in thousands)	March 31, 2022	December 31, 2021
Non interest bearing demand	$252,273	$247,044
Interest bearing demand	211,152	195,464
Savings	236,394	237,571
Money market	289,699	276,462
Time deposits less than $250,000	136,722	142,736
Time deposits $250,000 or greater	11,831	13,768
Total Deposits	$1,138,071	$1,113,045

Included in time deposits at March 31, 2022 and December 31, 2021 were $52.5 million and $55.6 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 9 – SHORT-TERM BORROWINGS

($ in thousands)	March 31, 2022	December 31, 2021
Securities sold under repurchase agreements	$19,035	$15,320

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2022 through 2061. As of March 31, 2022, these repurchase agreements were secured by securities totaling $25.3 million. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. As of March 31, 2022, there was no collateral pledged or borrowings drawn at the Discount Window.

At March 31, 2022 and December 31, 2021, the Company had $41.0 million in federal funds lines, of which none were drawn.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB advances were secured by $163.7 million in mortgage loans at March 31, 2022. Advances, at interest rates from 2.88 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at March 31, 2022 were:

($ in thousands)	Debt
2022	$3,000
2023	2,500
Total	$5,500

NOTE 11 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. The issuers of these securities have not yet determined the replacement rate index for LIBOR. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of March 31, 2022 and December 31, 2021 was $10.3 million, with a maturity date of September 15, 2035.

NOTE 12 – SUBORDINATED DEBT

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

NOTE 13 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2022 and December 31, 2021.

($ in thousands)	Fair value at March 31, 2022	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$8,408	$-	$8,408	$-
Mortgage-backed securities	226,936	-	226,936	-
State and political subdivisions	13,170	-	13,170	-
Other corporate securities	16,797	-	16,797	-
Interest rate contracts - assets	482	-	482	-
Interest rate contracts - liabilities	(482)	-	(482)	-
Forward contracts	281	281	-	-
IRLCs	(155)	-	-	(155)

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$9,105	$-	$9,105	$-
Mortgage-backed securities	228,134	-	228,134	-
State and political subdivisions	12,879	-	12,879	-
Other corporate securities	13,141	-	13,141	-
Interest rate contracts - assets	3,655	-	3,655	-
Interest rate contracts - liabilities	(3,655)	-	(3,655)	-
Forward contracts	(32)	(32)	-	-
IRLCs	22	-	-	22

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Interest Rate Lock Commitments
Balance at beginning of period	$22	$278
Total realized gains (losses)
Change in fair value	(177)	(692)
Balance at end of period	$(155)	$(414)

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at March 31, 2022 and December 31, 2021.

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

($ in thousands)	Fair value at March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$819	$-	$-	$819
Mortgage servicing rights	2,527	-	-	2,527

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$464	$-	$-	$464
Mortgage servicing rights	3,301	-	-	3,301

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands)	Fair value at March 31, 2022	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent impaired loans	$819	Market comparable properties	Comparability adjustments (%)	11.5 - 18.2% (14%)
Mortgage servicing rights	2,527	Discounted cash flow	Discount Rate	9.77%
			Constant prepayment rate	7.57%
			P&I earnings credit	0.46%
			T&I earnings credit	1.90%
			Inflation for cost of servicing	1.50%
IRLCs	(155)	Discounted cash flow	Loan closing rates	43% - 99%

($ in thousands)	Fair value at December 31, 2021	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent impaired loans	$464	Market comparable properties	Comparability adjustments (%)	6.4 - 18% (13%)
Mortgage servicing rights	3,301	Discounted cash flow	Discount Rate	8.65%
			Constant prepayment rate	10.94%
			P&I earnings credit	0.10%
			T&I earnings credit	1.25%
			Inflation for cost of servicing	1.50%
IRLCs	22	Discounted cash flow	Loan closing rates	49% - 99%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2022 as compared to December 31, 2021.

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

Deposits, FHLB Advances & Repurchase Agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2022 and December 31, 2021.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2022 and December 31, 2021 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
March 31, 2022	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$130,003	$130,003	$130,003	$-	$-
Interest bearing time deposits	1,894	1,894	-	1,894	-
Loans held for sale	4,737	4,700	-	4,700	-
Loans, net of allowance for loan losses	836,866	839,070	-	-	839,070
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	2,815	2,815	-	2,815	-
Mortgage servicing rights	13,135	14,433	-	-	14,433

Financial liabilities
Deposits	$1,138,071	$1,136,257	$989,518	$146,739	$-
Short-term borrowings	19,035	19,035	-	19,035	-
FHLB advances	5,500	5,536	-	5,536	-
Trust preferred securities	10,310	9,669	-	9,669	-
Subordinated debt, net of issuance costs	19,558	21,218	-	21,218	-
Interest payable	536	536	-	536	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2021	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$149,511	$149,511	$149,511	$-	$-
Interest bearing time deposits	2,643	2,643	-	2,643	-
Loans held for sale	7,472	7,561	-	7,561	-
Loans, net of allowance for loan losses	808,909	813,766	-	-	813,766
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	2,920	2,920	-	2,920	-
Mortgage servicing rights	12,034	12,629	-	-	12,629

Financial liabilities
Deposits	$1,113,045	$1,112,710	$956,541	$156,169	$-
Short-term borrowings	15,320	15,320	-	15,320	-
FHLB advances	5,500	5,596	-	5,596	-
Trust preferred securities	10,310	9,067	-	9,067	-
Subordinated debt, net of issuance costs	19,546	20,581	-	20,581	-
Interest payable	299	299	-	299	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 122,198 shares had been granted under the plan as of March 31, 2022.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of March 31, 2022, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first three months of 2022.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan, which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2021, the Company met certain performance targets under the LTI Plan and restricted stock awards were approved and issued in February 2022. The compensation cost charged against income for awards under the LTI Plan for the three months ended March 31, 2022 and March 31, 2021, was $0.2 million and $0.1 million, respectively, with a total income tax benefit recognized in the income statement of $0.03 million and $0.03 million, respectively.

As of March 31, 2022, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the three months ended March 31, 2022.

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2022	40,922	$18.43
Granted	38,340	20.00
Vested	(25,939)	19.03
Forfeited	(924)	18.78
Nonvested, March 31, 2022	52,399	$19.27

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at March 31, 2022, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	the ever-changing effects of the novel coronavirus (COVID-19) pandemic – the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence of the spread of COVID-19 and variants thereof -- on national, regional and local economies, supply chains, labor markets and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social or other activities), the development, availability and effectiveness of vaccines, and the implementation of fiscal stimulus packages;

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including the effects of inflation, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the conflict in Ukraine), and any slowdown in global economic growth, in addition to the continuing impact of the COVID-19 pandemic on our customers’ operations and financial condition, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	the transition away from LIBOR as a reference rate for financial contracts, which could negatively impact our income and expenses and the value of various financial contracts;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to the continuing impact of and the various responses to the COVID-19 pandemic;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclose or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, as well as the reforms provided for in the Coronavirus Aid, Relief and Economic Security (CARES) Act and the follow-up legislation in the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act of 2021;

●	the effect of changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	the effect of changes in accounting policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

SB Captive, Inc. (“SB Captive”) is a Nevada corporation that was formed in March 2019. SB Captive pools insurance risk among like sized banking institutions.

Unless the context indicates otherwise, all references herein to “we”, “us”, “our”, or the “Company” refer to SB Financial and its consolidated subsidiaries.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Net Income: Net income for the first quarter of 2022 was $2.8 million compared to net income of $7.1 million for the first quarter of 2021, a decrease of 60.3 percent. Earnings per diluted share (EPS) of $0.40 were down 58.8 percent from EPS of $0.97 for the first quarter of 2021. Net income for the first quarters of 2022 and 2021 were both positively impacted by the recapture of the Company’s temporary mortgage servicing rights impairment in the amounts of $0.9 million and $2.7 million, respectively. Net income for the first quarter of 2022 was negatively impacted by the significant decline in mortgage loan volume and loan sales during the first quarter of 2022, as compared to the first quarter of 2021, as rising rates reduced refinance activity and compressed inventories of available housing constrained new purchase volume. Mortgage loan volume was down over 37 percent from the prior year and a lower percentage of originated volume was sold on the secondary market.

Loan growth was positive in the quarter and remaining balances on the Paycheck Protection Program (“PPP”) initiative were down to $0.8 million at March 31, 2022.

Provision for Loan Losses: The first quarter provision for loan losses was $0.0 million, compared to $0.75 million for the year-ago quarter. The total reserve level of $13.8 million is up 3.6 percent from the prior year. The Company had net charge-offs of $.01 million for the quarter compared to net recoveries of $0.02 million for the year-ago quarter. Total delinquent loans ended the quarter at $5.1 million, or 0.59 percent of total loans, which increased $0.1 million from the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	March 31, 2022	March 31, 2021
Net charge-offs (recoveries)	$1	$(2)
Nonaccruing loans	4,293	5,635
Accruing Trouble Debt Restructures	762	794
Nonaccruing and restructured loans	5,055	6,429
OREO / OAO	527	43
Nonperforming assets	5,582	6,472
Nonperforming assets/Total assets	0.42%	0.49%
Allowance for loan losses/Total loans	1.62%	1.57%
Allowance for loan losses/Nonperforming loans	273.1%	207.3%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $14.3 million for the first quarter of 2022, a decrease of $6.3 million, or 30.5 percent, from the $20.5 million generated during the first quarter of 2021.

Net interest income (“NII”) was $8.5 million for the first quarter of 2022, which was down $1.1 million from the prior year first quarter’s $9.6 million. Included in NII was $0.1 million in fees and interest from PPP loans compared to $0.8 million for the prior year quarter. The Company’s earning assets increased $66.9 million, coupled with a 60 basis point decrease in the yield on earning assets. The net interest margin (FTE) for the first quarter of 2022 was 2.68 percent compared to 3.21 percent for the first quarter of 2021. Funding costs (interest paid to consumers and other entities) for interest bearing liabilities for the first quarter of 2022 were 0.39 percent compared to 0.50 percent for the prior year first quarter.

Noninterest income was $5.8 million for the first quarter of 2022, which was down $5.1 million from the prior year first quarter’s $10.9 million. In addition to the mortgage revenue detailed below, wealth management revenue was $1.0 million. Recapture of mortgage servicing rights impairment increased noninterest income by $0.9 million in the quarter, compared to an increase of $2.7 million in the prior year. During the quarter, we sold $1.6 million in Small Business Administration (“SBA”) loans, with gains on sale of $0.17 million. Our title agency contributed revenue of $0.6 million in the first quarter of 2022. Noninterest income as a percentage of average assets for the first quarter of 2022 was 1.72 percent compared to 3.41 percent for the prior year first quarter.

State Bank originated $97.4 million of mortgage loans for the first quarter of 2022, which resulted in $72.2 million in loan proceeds, with the remainder of loans held for investment. This compares to $155.8 million originated for the first quarter of 2021, of which $136.7 million of loans were sold with the remainder of loans held for investment. The Company is experiencing stronger competition for new purchase volume due to the compressed inventory levels of homes available for sale. In addition, the rise in rates has reduced the economic advantage for clients to refinance existing mortgage loans. These first quarter 2022 originations and subsequent sales resulted in $1.7 million of gains, compared to $5.9 million of gains for the first quarter of 2021. Net mortgage banking revenue was $2.9 million for the first quarter of 2022 compared to $8.2 million for the first quarter of 2021. The 2022 first quarter included a $0.9 million recapture of mortgage servicing rights compared to a $2.7 million recapture for the first quarter of 2021.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2022 was $10.9 million, which was down slightly compared to the $10.9 million in the prior-year first quarter. The first quarter of 2022 included lower incentives on mortgage activity and higher unfilled salaried positions throughout the Company, which was offset by higher data processing and professional fee expense due to expanded implementation of technology solutions.

Income Taxes: Income taxes for the first quarter of 2022 were $0.6 million (effective rate of 17.7 percent) compared to $1.8 million (effective rate of 20.3 percent) for the first quarter of 2021. In addition to the impact of the lower pretax income, this quarter was impacted by having additional earning assets that are tax free in nature.

Changes in Financial Condition

Total assets at March 31, 2022 were $1.34 billion, an increase of $4.3 million, or 0.3 percent, since December 31, 2021. Total loans, net of unearned income, were $850.7 million as of March 31, 2022, up $28.0 million, or 3.4 percent, from year-end. PPP loan balances of $0.8 million and $2.0 million were included in our total loans at March 31, 2022 and December 31, 2021, respectively.

Total deposits at March 31, 2022 were $1.14 billion, an increase of $25.0 million or 2.2 percent since 2021 year end. Borrowed funds (consisting of FHLB advances, retail repurchase agreements, trust preferred securities and subordinated debt) totaled $54.4 million at March 31, 2022. This is up from year-end 2021 when borrowed funds totaled $50.7 million due to an increase in REPOs. Total equity for the Company of $132.6 million now stands at 9.9 percent of total assets compared to the December 31, 2021 level of $144.9 million and 10.9 percent of total assets. The reduction was due to an $11.8 million increase in the unrealized loss on the Company’s investment portfolio.

The allowance for loan loss of $13.8 million is flat from the December 2021 year end level.

Capital Resources

As of March 31, 2022, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2022 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of March 31, 2022 and December 31, 2021 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Tier I Capital to average assets	$136,243	10.35%	$52,651	4.0%	$65,814	5.0%
Tier I Common equity capital to risk-weighted assets	136,243	13.71%	44,716	4.5%	64,590	6.5%
Tier I Capital to risk-weighted assets	136,243	13.71%	59,621	6.0%	79,495	8.0%
Total Risk-based capital to risk-weighted assets	148,681	14.96%	79,495	8.0%	99,369	10.0%
As of December 31, 2021
Tier I Capital to average assets	$133,202	10.18%	$52,324	4.0%	$65,405	5.0%
Tier I Common equity capital to risk-weighted assets	133,202	13.94%	42,986	4.5%	62,090	6.5%

Tier I Capital to risk-weighted assets	133,202	13.94%	57,314	6.0%	76,419	8.0%

Total Risk-based capital to risk-weighted assets	145,165	15.20%	76,419	8.0%	95,523	10.0%

New regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019 and are reflected in the March 31, 2022 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $401.9 million at March 31, 2022, compared to $422.9 million at December 31, 2021.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $669.8 million at March 31, 2022 and $645.1 million at December 31, 2021, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2022, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2022 and 2021 follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2022 and March 31, 2021. Net cash used by operating activities was $1.5 million for the three months ended March 31, 2022 and $0.9 million for the three months ended March 31, 2021. Highlights for the current year include $73.9 million in proceeds from the sale of loans, which is down $62.8 million from the prior year. Originations of loans held for sale was a use of cash of $70.1 million, which is down from the prior year by $63.4 million. For the three months ended March 31, 2022, there was a gain on sale of loans of $1.9 million, and depreciation and amortization of $0.6 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2022 and March 31, 2021. Net cash used in investing activities was $43.3 million for the three months ended March 31, 2022 and $5.6 million for the three months ended March 31, 2021. Highlights for the current year include purchases of available-for-sale securities of $30.6 million. These cash payments were offset by $13.3 million in proceeds from maturities and sales of securities, which is up $1.3 million from the prior year three-month period. The Company experienced a $28.0 million increase in loans, which is up $52.5 million from the prior year three-month period.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2022 and March 31, 2021. Net cash provided by financing activities was $25.3 million for the three months ended March 31, 2022 and $71.8 million for the three months ended March 31, 2021. Highlights for the current period include a $33.0 million increase in transaction deposits for the three months ended March 31, 2022, which is down $79.5 million from the prior year. Certificates of deposit decreased by $8.0 million in the current year compared to $41.3 million for the prior year three-month period.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of March 31, 2022 and December 31, 2021 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results are reflected in the following tables for March 31, 2022 and December 31, 2021.

Economic Value of Equity

March 31, 2022

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$287,682	$24,404	9.27%
+300 basis points	284,476	21,198	8.05%
+200 basis points	278,814	15,536	5.90%
+100 basis points	272,118	8,840	3.36%
Base Case	263,278	-	-
-100 basis points	249,230	(14,048)	-5.34%

Economic Value of Equity

December 31, 2021

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$278,254	$35,684	14.71%
+300 basis points	273,190	30,620	12.62%
+200 basis points	265,711	23,142	9.54%
+100 basis points	256,110	13,540	5.58%
Base Case	242,570	-	-
-100 basis points	217,281	(25,289)	-10.43%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $669.8 million were pledged to meet FHLB collateralization requirements as of March 31, 2022. Based on the current collateralization requirements of the FHLB, the Company had approximately $108.9 million of additional borrowing capacity at March 31, 2022. The Company also had $173.6 million in unpledged securities available to pledge for additional borrowings.

The Company’s contractual obligations as of March 31, 2022 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB advances of $5.5 million, trust preferred securities of $10.3 million, and subordinated debt of $20.0 million, or $19.5 million, net of issuance costs. Total time deposits at March 31, 2022 were $148.6 million, of which $62.5 million mature beyond one year.

In addition, as of March 31, 2022, the Company had commitments to sell mortgage loans totaling $16.2 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

The Federal Reserve Board together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Company adopted a Joint Agency Policy Statement on interest rate risk effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve Board guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls interest rate risk.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On May 25, 2021, the Company announced that its board of directors had approved a new share repurchase program authorizing the repurchase of up to 750,000 common shares of the Company through May 31, 2022. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended March 31, 2022.

			(c)	(d)
Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/01/22 - 01/31/22	38,864	$19.85	38,864	456,775
02/01/22 - 02/28/22	62,651	19.60	62,651	394,124
03/01/22 - 03/31/22	29,333	19.27	29,333	364,791
Total	130,848	$19.60	130,848	364,791

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

SB FINANCIAL GROUP, INC.

Date: May 6, 2022	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer