Form 10-Q
period 2022-06-30
SB FINANCIAL GROUP, INC.
filed 2022-08-05
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 7,029,635 Outstanding at August 5, 2022	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 2022	December 2021
($ in thousands)	(unaudited)	(audited)

Assets
Cash and due from banks	$29,567	$149,511
Interest bearing time deposits	1,691	2,643
Available-for-sale securities	266,162	263,259
Loans held for sale	4,242	7,472
Loans, net of unearned income	895,611	822,714
Allowance for loan losses	(13,801)	(13,805)
Premises and equipment, net	23,122	23,212
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,303	5,303
Foreclosed assets and other assets held for sale, net	730	2,104
Interest receivable	3,256	2,920
Goodwill	23,239	23,191
Cash value of life insurance	28,556	17,867
Mortgage servicing rights	13,408	12,034
Other assets	12,886	12,429
Total assets	$1,293,972	$1,330,854

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$239,676	$247,044
Interest bearing demand	198,286	195,464
Savings	215,285	237,571
Money market	276,274	276,462
Time deposits	142,258	156,504
Total deposits	1,071,779	1,113,045

Short-term borrowings	30,772	15,320
Federal Home Loan Bank advances	25,000	5,500
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,570	19,546
Interest payable	307	299
Other liabilities	11,678	21,905
Total liabilities	1,169,416	1,185,925

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2022 - 0 shares outstanding, 2021 - 0 shares outstanding	-	-
Common stock, no par value; authorized 10,500,000 shares; 2022 - 8,525,375 shares issued, 2021 - 8,180,712 shares issued	61,319	54,463
Additional paid-in capital	15,069	14,944
Retained earnings	96,809	99,716
Accumulated other comprehensive loss	(22,210)	(1,845)
Treasury stock, at cost; (2022 - 1,508,835 common shares, 2021 - 1,296,382 common shares)	(26,431)	(22,349)
Total shareholders’ equity	124,556	144,929
Total liabilities and shareholders’ equity	$1,293,972	$1,330,854

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date.

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2022	2021	2022	2021

Interest Income
Loans
Taxable	$8,880	$9,196	$16,932	$19,122
Tax exempt	73	47	134	95
Securities
Taxable	1,469	835	2,704	1,478
Tax exempt	52	85	99	173
Total interest income	10,474	10,163	19,869	20,868

Interest Expense
Deposits	567	818	1,185	1,780
Repurchase agreements & other	11	12	24	23
Federal Home Loan Bank advance expense	38	51	77	107
Trust preferred securities expense	71	50	124	101
Subordinated debt expense	194	75	389	75
Total interest expense	881	1,006	1,799	2,086

Net Interest Income	9,593	9,157	18,070	18,782
Provision for loan losses	-	-	-	750

Net interest income after provision for loan losses	9,593	9,157	18,070	18,032

Noninterest Income
Wealth management fees	936	955	1,891	1,867
Customer service fees	860	820	1,654	1,578
Gain on sale of mortgage loans & OMSR	1,196	4,255	2,872	10,114
Mortgage loan servicing fees, net	606	(217)	1,810	2,161
Gain on sale of non-mortgage loans	167	45	336	62
Title insurance income	697	532	1,299	1,053
Gain on sale/disposal of assets	-	2	55	-
Other income	211	145	558	624
Total noninterest income	4,673	6,537	10,475	17,459

Noninterest Expense
Salaries and employee benefits	6,418	6,881	12,607	13,501
Net occupancy expense	719	748	1,461	1,488
Equipment expense	827	778	1,681	1,510
Data processing fees	643	653	1,219	1,187
Professional fees	760	574	1,710	1,338
Marketing expense	222	220	453	355
Telephone and communications	105	139	216	293
Postage and delivery expense	110	97	226	208
State, local and other taxes	277	278	555	601
Employee expense	175	161	311	314
Other expenses	546	547	1,222	1,190
Total noninterest expense	10,802	11,076	21,661	21,985

Income before income tax	3,464	4,618	6,884	13,506
Provision for income taxes	630	857	1,237	2,664
Net Income	$2,834	$3,761	$5,647	$10,842

Basic earnings per common share	$0.40	$0.53	$0.80	$1.50

Diluted earnings per common share	$0.40	$0.52	$0.79	$1.49

Average common shares outstanding (in thousands):
Basic:	7,075	7,148	7,055	7,232
Diluted:	7,149	7,200	7,116	7,256

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June	June	June	June
($ in thousands)	2022	2021	2022	2021

Net income	$2,834	$3,761	$5,647	$10,842
Other comprehensive income (loss)
Available for sale investment securities:
Gross unrealized holding income (loss) arising in the period	(10,824)	1,211	(25,777)	(2,165)
Related tax benefit (expense)	2,273	(255)	5,412	454
Net effect on other comprehensive income (loss)	(8,551)	956	(20,365)	(1,711)
Total comprehensive income (loss)	$(5,717)	$4,717	$(14,718)	$9,131

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Accumulated Other
($ in thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

January 1, 2022	$-	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929
Net income				2,813			2,813
Other comprehensive loss					(11,814)		(11,814)
Stock dividends on common (344,663 shares)		6,856		(6,864)			(8)
Cash dividends on common, $0.115 per share				(832)			(832)
Restricted stock vesting			(230)			230	-
Repurchased stock (130,848 shares)						(2,609)	(2,609)
Stock based compensation expense			158				158
March 31, 2022	$-	$61,319	$14,872	$94,833	$(13,659)	$(24,728)	$132,637
Net income				2,834			2,834
Other comprehensive loss					(8,551)		(8,551)
Dividends on common, $0.12 per share				(858)			(858)
Repurchased stock (94,211 shares)						(1,703)	(1,703)
Stock based compensation expense			197				197
Balance, June 30, 2022	$-	$61,319	$15,069	$96,809	$(22,210)	$(26,431)	$124,556

			Additional		Accumulated Other
($ in thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Total

January 1, 2021	$-	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923
Net income				7,081			7,081
Other comprehensive loss					(2,667)		(2,667)
Dividends on common, $0.105 per share				(776)			(776)
Restricted stock vesting			(213)			213	-
Repurchased stock (142,094 shares)						(2,718)	(2,718)
Stock based compensation expense			123				123
March 31, 2021	$-	$54,463	$14,755	$90,883	$(457)	$(15,678)	$143,966
Net income				3,761			3,761
Other comprehensive income					956		956
Dividends on common, $0.11 per share				(793)			(793)
Repurchased stock (215,097 shares)						(4,024)	(4,024)
Stock based compensation expense			151				151
Balance, June 30, 2021	$-	$54,463	$14,906	$93,851	$499	$(19,702)	$144,017

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
($ in thousands)	2022	2021
Operating Activities
Net Income	$5,647	$10,842
Items not requiring (providing) cash
Depreciation and amortization	1,092	1,004
Provision for loan losses	-	750
Expense of share-based compensation plan	355	274
Amortization of premiums and discounts on securities	566	549
Amortization of intangible assets	34	35
Amortization of originated mortgage servicing rights	1,044	2,135
Impairment (recovery) of mortgage servicing rights	(1,129)	(2,607)
Proceeds from sale of loans held for sale	125,051	255,773
Originations of loans held for sale	(119,902)	(249,542)
Gain from sale of loans	(3,209)	(10,176)
Changes in
Interest receivable	(336)	799
Other assets	2,342	2,886
Interest payable & other liabilities	(7,863)	(10,685)
Net cash provided by operating activities	3,692	2,037
Investing Activities
Purchases of available-for-sale securities	(50,618)	(88,379)
Proceeds from maturities of interest bearing time deposits	952	2,917
Proceeds from maturities of available-for-sale securities	21,371	23,315
Net change in loans	(73,073)	20,584
Purchase of premises, equipment	(1,044)	(1,790)
Purchase of bank owned life insurance	(10,500)	(50)
Proceeds from sale of foreclosed assets	1,600	28
Net cash used in investing activities	(111,312)	(43,375)

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking & savings accounts	(27,020)	98,876
Net decrease in time deposits	(14,246)	(56,853)
Net increase in short term borrowings	15,452	4,907
Proceeds from Federal Home Loan Bank advances	25,000	-
Repayment of Federal Home Loan Bank advances	(5,500)	(2,500)
Net proceeds from subordinated debt	-	19,522
Stock repurchase plan	(4,312)	(6,742)
Dividends on common shares	(1,698)	(1,569)
Net cash provided by (used in) financing activities	(12,324)	55,641
Increase (decrease) in cash and cash equivalents	(119,944)	14,303
Cash and cash equivalents, beginning of period	149,511	140,690
Cash and cash equivalents, end of period	$29,567	$154,993
Supplemental cash flow information
Interest paid	$1,807	$2,285
Income taxes paid	$-	$3,030
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$172	$1,608
Stock dividends declared and paid	$6,856	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of results for the complete year.

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

The Company will continue to estimate the impact of adopting ASU 2016-13 throughout 2022. We expect to be fully prepared for implementation by January 1, 2023.

ASU No. 2022-02: Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures

The amendments to ASU 2016-13 (Financial Instruments – Credit Losses) update the prior guidance on Troubled Debt Restructurings (“TDR”) by eliminating the TDR recognition and measurement guidance and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. In addition, entities are required to disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases.

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

The Company will continue to estimate the impact of adopting the amendments throughout 2022. We expect to be fully prepared for implementation by January 1, 2023.

NOTE 2—EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding during the periods presented. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below. There were no anti-dilutive shares in 2022 or 2021. Participating securities in the tables reflect dividends on nonvested restricted shares.

	Three Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2022	2021

Distributed earnings allocated to common shares	$858	$793
Undistributed earnings allocated to common shares	1,968	2,962

Net earnings allocated to common shares	2,826	3,755
Net earnings allocated to participating securities	8	6

Net Income allocated to common shares and participating securities	$2,834	$3,761

Weighted average shares outstanding for basic earnings per share	7,075	7,148
Dilutive effect of stock compensation	74	52

Weighted average shares outstanding for diluted earnings per share	7,149	7,200

Basic earnings per common share	$0.40	$0.53

Diluted earnings per common share	$0.40	$0.52

	Six Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2022	2021

Distributed earnings allocated to common shares	$1,694	$1,569
Undistributed earnings allocated to common shares	3,939	9,262

Net earnings allocated to common shares	5,633	10,831
Net earnings allocated to participating securities	14	11

Net Income allocated to common shares and participating securities	$5,647	$10,842

Weighted average shares outstanding for basic earnings per share	7,055	7,232
Dilutive effect of stock compensation	61	24

Weighted average shares outstanding for diluted earnings per share	7,116	7,256

Basic earnings per common share	$0.80	$1.50

Diluted earnings per common share	$0.79	$1.49

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

Had the 5 percent common stock dividend been included in the Company’s 2021 financial statements, common shares outstanding would have increased by approximately 345,000 and diluted earnings per share, assuming the shares were outstanding for the three and six months ended June 30, 2021, would have decreased by $0.03 and $0.07 per share, respectively.

In connection with the 5 percent common stock dividend, the Company filed a Certificate of Amendment with the Ohio Secretary of State on January 25, 2022 to amend Article FIRST of its Amended Articles of Incorporation to proportionately increase the authorized number of common shares, without par value, of the Company from 10,000,000 to 10,500,000. The addition of these authorized shares did not have a material impact on the Company’s consolidated financial statements.

Note 3 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2022 and December 31, 2021 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2022
U.S. Treasury and Government agencies	$9,056	$1	$(585)	$8,472
Mortgage-backed securities	254,483	7	(25,573)	228,917
State and political subdivisions	13,538	24	(1,345)	12,217
Other corporate securities	17,200	-	(644)	16,556

Totals	$294,277	$32	$(28,147)	$266,162

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2021
U.S. Treasury and Government agencies	$8,986	$135	$(16)	$9,105
Mortgage-backed securities	231,057	614	(3,537)	228,134
State and political subdivisions	12,352	536	(9)	12,879
Other corporate securities	13,200	2	(61)	13,141

Totals	$265,595	$1,287	$(3,623)	$263,259

The amortized cost and fair value of securities available for sale at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,256	$1,263
Due after one year through five years	3,089	3,037
Due after five years through ten years	26,189	25,005
Due after ten years	9,260	7,940
	39,794	37,245
Mortgage-backed securities	254,483	228,917

Totals	$294,277	$266,162

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $60.3 million at June 30, 2022 and $54.2 million at December 31, 2021. The fair value of securities delivered for repurchase agreements was $27.5 million at June 30, 2022 and $23.6 million at December 31, 2021.

There were no realized gains or losses from sales of available-for-sale securities for the six months ended June 30, 2022 or June 30, 2021.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $257.1 million at June 30, 2022, and $214.2 million at December 31, 2021, which consisted of 139 securities, or approximately 97 percent, and 64 securities, or approximately 81 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021, are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2022 ($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$7,858	$(584)	$250	$(1)	$8,108	$(585)
Mortgage-backed securities	156,242	(14,928)	72,095	(10,645)	228,337	(25,573)
State and political subdivisions	9,409	(1,345)	-	-	9,409	(1,345)
Other corporate securities	11,206	(644)	-	-	11,206	(644)
Totals	$184,715	$(17,501)	$72,345	$(10,646)	$257,060	$(28,147)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$3,397	$(16)	$-	$-	$3,397	$(16)
Mortgage-backed securities	183,727	(2,856)	18,566	(681)	202,293	(3,537)
State and political subdivisions	1,673	(9)	-	-	1,673	(9)
Other corporate securities	6,889	(61)	-	-	6,889	(61)
Totals	$195,686	$(2,942)	$18,566	$(681)	$214,252	$(3,623)

The total unrealized loss in the securities portfolio was $28.1 million as of June 30, 2022 compared to a $3.6 million unrealized loss at December 31, 2021. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of June 30, 2022.

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

Categories of loans at June 30, 2022 and December 31, 2021 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	June 2022	December 2021	June 2022	December 2021

Commercial & industrial	$127,434	$122,250	$140	$143
Commercial real estate - owner occupied	129,496	118,891	88	88
Commercial real estate - nonowner occupied	274,583	262,277	271	466
Agricultural	60,490	57,403	-	-
Residential real estate	241,776	206,424	3,176	2,484
Home equity line of credit (HELOC)	44,142	41,682	291	464
Consumer	17,303	13,474	32	7
Total loans	$895,224	$822,401	$3,998	$3,652

Net deferred costs (fees)	$387	$313

Total loans, net deferred costs (fees)	$895,611	$822,714

Allowance for loan losses	$(13,801)	$(13,805)

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

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2022 and June 30, 2021, and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2022 and December 31, 2021.

($ in thousands)
For the Three Months Ended June 30, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,892	$6,883	$547	$3,502	$980	$13,804
Charge offs	-	-	-	-	(9)	(9)
Recoveries	-	-	-	-	6	6
Provision	(64)	(212)	13	249	14	-
Ending balance	$1,828	$6,671	$560	$3,751	$991	$13,801

For the Six Months Ended June 30, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,890	$6,781	$599	$3,515	$1,020	$13,805
Charge offs	-	-	-	-	(18)	(18)
Recoveries	-	-	-	-	14	14
Provision	(62)	(110)	(39)	236	(25)	-
Ending balance	$1,828	$6,671	$560	$3,751	$991	$13,801

For the Three Months Ended June 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$2,959	$6,177	$473	$2,608	$1,109	$13,326
Charge offs	-	-	-	(22)	(4)	(26)
Recoveries	-	-	-	-	6	6
Provision	(1,241)	495	21	839	(114)	-
Ending balance	$1,718	$6,672	$494	$3,425	$997	$13,306

For the Six Months Ended June 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574
Charge offs	-	-	-	(43)	(35)	(78)
Recoveries	-	-	-	49	11	60
Provision	(1,356)	1,221	(2)	885	2	750
Ending balance	$1,718	$6,672	$494	$3,425	$997	$13,306

Loans Receivable at June 30, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$-	$-	$167	$4	$171
Ending balance:
collectively evaluated for impairment	$1,828	$6,671	$560	$3,584	$987	$13,630
Totals	$1,828	$6,671	$560	$3,751	$991	$13,801

Loans:
Ending balance:
individually evaluated for impairment	$117	$295	$-	$2,997	$131	$3,540
Ending balance:
collectively evaluated for impairment	$127,317	$403,784	$60,490	$238,779	$61,314	$891,684
Totals	$127,434	$404,079	$60,490	$241,776	$61,445	$895,224

Loans Receivable at December 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$10	$-	$120	$3	$133
Ending balance:
collectively evaluated for impairment	$1,890	$6,771	$599	$3,395	$1,017	$13,672
Totals	$1,890	$6,781	$599	$3,515	$1,020	$13,805

Loans:
Ending balance:
individually evaluated for impairment	$118	$354	$-	$2,307	$135	$2,914
Ending balance:
collectively evaluated for impairment	$122,132	$380,814	$57,403	$204,117	$55,021	$819,487
Totals	$122,250	$381,168	$57,403	$206,424	$55,156	$822,401

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

Doubtful (7): Loans classified as doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current known facts, conditions and values, highly questionable and improbable.

Loss (8): Loans are considered uncollectable and of such little value that continuing to carry them as assets on the Company’s financial statement is not warranted. Loans will be classified as Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of June 30, 2022 and December 31, 2021.

($ in thousands) June 30, 2022	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$126,532	$126,444	$269,015	$60,490	$238,272	$43,851	$17,272	$881,876
Special Mention (5)	600	2,964	5,292	-	-	-	-	8,856
Substandard (6)	161	-	5	-	3,479	291	31	3,967
Doubtful (7)	141	88	271	-	25	-	-	525
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$127,434	$129,496	$274,583	$60,490	$241,776	$44,142	$17,303	$895,224

December 31, 2021	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$121,285	$111,232	$253,269	$57,403	$203,295	$41,218	$13,467	$801,169
Special Mention (5)	659	7,571	5,694	-	-	-	-	13,924
Substandard (6)	188	-	2,848	-	3,102	464	7	6,609
Doubtful (7)	118	88	466	-	27	-	-	699
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$122,250	$118,891	$262,277	$57,403	$206,424	$41,682	$13,474	$822,401

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. The following tables present the Company’s loan portfolio aging analysis as of June 30, 2022 and December 31, 2021.

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past		Total Loans
June 30, 2022	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$156	$-	$140	$296	$127,138	$127,434
Commercial real estate - owner occupied	48	-	88	136	129,360	129,496
Commercial real estate - nonowner occupied	255	-	71	326	274,257	274,583
Agricultural	-	-	-	-	60,490	60,490
Residential real estate	23	374	1,361	1,758	240,018	241,776
HELOC	118	94	134	346	43,796	44,142
Consumer	18	19	22	59	17,244	17,303
Total Loans	$618	$487	$1,816	$2,921	$892,303	$895,224

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past		Total Loans
December 31, 2021	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$166	$25	$118	$309	$121,941	$122,250
Commercial real estate - owner occupied	-	-	88	88	118,803	118,891
Commercial real estate - nonowner occupied	221	233	246	700	261,577	262,277
Agricultural	-	-	-	-	57,403	57,403
Residential real estate	265	716	1,344	2,325	204,099	206,424
HELOC	53	80	248	381	41,301	41,682
Consumer	20	14	7	41	13,433	13,474
Total Loans	$725	$1,068	$2,051	$3,844	$818,557	$822,401

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

The following tables present impaired loan information as of and for the three and six months ended June 30, 2022 and 2021, and for the twelve months ended December 31, 2021:

($ in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
Six Months Ended June 30, 2022	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial & industrial	$117	$202	$-	$216	$1
Commercial real estate - owner occupied	88	88	-	88	-
Commercial real estate - nonowner occupied	207	207	-	350	11
Agricultural	-	-	-	-	-
Residential real estate	1,750	1,816	-	2,011	35
HELOC	19	19		23	1
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	1,247	1,247	167	1,279	1
HELOC	112	112	4	125	1
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$117	$202	$-	$216	$1
Commercial real estate - owner occupied	$88	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$207	$207	$-	$350	$11
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,997	$3,063	$167	$3,290	$36
HELOC	$131	$131	$4	$148	$2
Consumer	$-	$-	$-	$-	$-

($ in thousands)	Average Recorded	Interest Income
Three Months Ended June 30, 2022	Investment	Recognized

With no related allowance recorded:
Commercial & industrial	$216	$1
Commercial real estate - owner occupied	88	-
Commercial real estate - nonowner occupied	348	6
Agricultural	-	-
Residential real estate	2,002	16
HELOC	21	-
Consumer	-	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	-	-
Agricultural	-	-
Residential real estate	1,278	15
HELOC	123	1
Consumer	-	-
Totals:
Commercial & industrial	$216	$1
Commercial real estate - owner occupied	$88	$-
Commercial real estate - nonowner occupied	$348	$6
Agricultural	$-	$-
Residential real estate	$3,280	$31
HELOC	$144	$1
Consumer	$-	$-

($ in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
Twelve Months Ended December 31, 2021	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	88	88	-	88	-
Commercial real estate - nonowner occupied	223	223	-	357	28
Agricultural	-	-	-	-	-
Residential real estate	1,391	1,458	-	1,663	60
HELOC	33	33		41	2
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	43	173	10	173	-
Agricultural	-	-	-	-	-
Residential real estate	916	916	120	933	20
HELOC	102	102	3	124	5
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	$88	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$266	$396	$10	$530	$28
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,307	$2,374	$120	$2,596	$80
HELOC	$135	$135	$3	$165	$7
Consumer	$-	$-	$-	$-	$-

	Six Months Ended		Three Months Ended
($ in thousands)	Average Recorded	Interest Income	Average Recorded	Interest Income
June 30, 2021	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial & industrial	$855	$22	$849	$11
Commercial real estate - owner occupied	88	-	88	-
Commercial real estate - nonowner occupied	532	15	531	8
Agricultural	-	-	-	-
Residential real estate	1,453	26	1,447	13
HELOC	46	1	44	-
Consumer	6	-	5	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	579	-	579	-
Agricultural	-	-	-	-
Residential real estate	645	9	644	4
HELOC	129	3	127	1
Consumer	-	-	-	-
Totals:
Commercial & industrial	$855	$22	$849	$11
Commercial real estate - owner occupied	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$1,111	$15	$1,110	$8
Agricultural	$-	$-	$-	$-
Residential real estate	$2,098	$35	$2,091	$17
HELOC	$175	$4	$171	$1
Consumer	$6	$-	$5	$-

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

The Company had no new TDR activity in the three and six months ended June 30, 2022, and June 30, 2021, respectively. The Company had one TDR, a residential loan with a recorded balance of $62,000,that during the past twelve months defaulted on its modified contractual agreement.

On March 22, 2020, a statement was issued by the Company’s bank regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encouraged financial institutions to work prudently with borrowers unable to meet the contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”) further provided that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2021 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. As of June 30, 2022, all loans previously modified under Section 4013 of the CARES Act had returned to normal payment terms.

NOTE 5 – GOODWILL

A summary of the activity in goodwill is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021

Beginning balance	$23,239	$22,091	$23,191	$22,091
Measurement period adjustments	-	-	48	-
Ending balance	$23,239	$22,091	$23,239	$22,091

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or circumstances change that indicate an impairment may exist.

As of June 30, 2022 and December 31, 2021, the carrying amount of goodwill was $23.2 million. Goodwill is assessed for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of December 31, 2021. The results of the test indicated no goodwill impairment existed as of that date.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.37 billion at June 30, 2022 and $1.36 billion at December 31, 2021. Contractually specified servicing fees of $0.9 million and $1.7 million were included in mortgage loan servicing fees in the consolidated income statement for the three months and six months ended June 30, 2022, respectively. Servicing fees of $0.8 million and $1.7 million were included for the three and six months ended June 30, 2021, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021

Balance at beginning of period	$13,135	$10,490	$12,034	$7,759
Mortgage servicing rights capitalized during the period	530	1,235	1,288	2,447
Mortgage servicing rights amortization during the period	(496)	(948)	(1,043)	(2,135)
Net change in valuation allowance	239	(99)	1,129	2,607
Balance at end of period	$13,408	$10,678	$13,408	$10,678

Valuation allowance:
Balance at beginning of period	$566	$2,186	$1,456	$4,892
Increase (decrease)	(239)	99	(1,129)	(2,607)
Balance at end of period	$327	$2,285	$327	$2,285

Fair value, beginning of period	$14,433	$11,160	$12,629	$7,759
Fair value, end of period	$15,135	$11,067	$15,135	$11,067

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value

Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$69,348	$2,918	$84,733	$3,655
IRLCs	12,120	54	21,391	22
Forward contracts	-	-	-	-
Total contracts	$81,468	$2,972	$106,124	$3,677

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$69,348	$(2,918)	$84,733	$(3,655)
Forward contracts	15,000	(44)	25,000	(32)
IRLCs	-	-	-	-
Total contracts	$84,348	$(2,962)	$109,733	$(3,687)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three and six months ended June 30, 2022 and 2021.

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	Statement of income classification	2022	2021	2022	2021
Interest rate swap contracts	Other income	$3	$-	$3	$133
IRLCs	Gain on sale of mortgage loans & OMSR	209	534	32	(158)
Forward contracts	Gain on sale of mortgage loans & OMSR	(325)	(605)	(12)	157

The following table shows the offsetting of financial assets and derivative assets at June 30, 2022 and December 31, 2021.

	Gross	Gross amounts	Net amounts of assets presented	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized assets	offset in the consolidated balance sheet	in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount

June 30, 2022
Interest rate swaps	$2,918	$-	$2,918	$-	$-	$2,918

December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$-	$3,655

The following table shows the offsetting of financial liabilities and derivative liabilities at June 30, 2022 and December 31, 2021.

	Gross	Gross amounts	Net amounts of liabilities presented	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized liabilities	offset in the consolidated balance sheet	in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount

June 30, 2022
Interest rate swaps	$2,918	$-	$2,918	$-	$5,001	$(2,083)

December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$6,906	$(3,251)

NOTE 8 – DEPOSITS

Major classification of deposits at June 30, 2022 and at December 31, 2021 were as follows:

($ in thousands)	June 30, 2022	December 31, 2021
Non interest bearing demand	$239,676	$247,044
Interest bearing demand	198,286	195,464
Savings	215,285	237,571
Money market	276,274	276,462
Time deposits less than $250,000	128,241	142,736
Time deposits $250,000 or greater	14,017	13,768
Total Deposits	$1,071,779	$1,113,045

Included in time deposits at June 30, 2022 and December 31, 2021 were $45.0 million and $55.6 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 9 – SHORT-TERM BORROWINGS

($ in thousands)	June 30, 2022	December 31, 2021

Fed funds borrowed	$5,000	$-
Securities sold under repurchase agreements	25,772	15,320
	$30,772	$15,320

The Company has retail repurchase agreements (“REPO”) to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2024 through 2061. As of June 30, 2022, these REPO agreements were secured by securities totaling $27.5 million. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. As of June 30, 2022, there was no collateral pledged or borrowings drawn at the Discount Window.

At June 30, 2022 and December 31, 2021, the Company had $41.0 million in federal funds lines, of which $5.0 million was drawn.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB advances were secured by $174.2 million in mortgage loans at June 30, 2022. All advances at June 30, 2022 had a 90 day maturity and a variable interest rate. Aggregate annual maturities of FHLB advances at June 30, 2022 were:

($ in thousands)	Debt

2022	$25,000
Total	$25,000

NOTE 11 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. The issuers of these securities have not yet determined the replacement rate index for LIBOR. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of June 30, 2022 and December 31, 2021 was $10.3 million, with a maturity date of September 15, 2035.

NOTE 12 – SUBORDINATED DEBT

On May 27, 2021, the Company entered into Subordinated Note Purchase Agreements (collectively, the "Purchase Agreements'') with qualified institutional buyers and accredited investors (collectively, the "Purchasers") pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 3.65% Fixed to Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes were sold by the Company in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.

The Notes mature on June 1, 2031 and bear interest at a fixed rate of 3.65% through May 31, 2026. From June 1, 2026 to the maturity date or earlier redemption of the Notes, the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month Secured Overnight Financing Rate ("SOFR") provided by the Federal Reserve Bank of New York plus 296 basis points. The Company may redeem the Notes at any time after May 31, 2026, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2022 and December 31, 2021.

($ in thousands)	Fair value at June 30, 2022	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$8,472	$-	$8,472	$-
Mortgage-backed securities	228,917	-	228,917	-
State and political subdivisions	12,217	-	12,217	-
Other corporate securities	16,556	-	16,556	-
Interest rate contracts - assets	2,918	-	2,918	-
Interest rate contracts - liabilities	(2,918)	-	(2,918)	-
Forward contracts	(44)	(44)	-	-
IRLCs	54	-	-	54

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$9,105	$-	$9,105	$-
Mortgage-backed securities	228,134	-	228,134	-
State and political subdivisions	12,879	-	12,879	-
Other corporate securities	13,141	-	13,141	-
Interest rate contracts - assets	3,655	-	3,655	-
Interest rate contracts - liabilities	(3,655)	-	(3,655)	-
Forward contracts	(32)	(32)	-	-
IRLCs	22	-	-	22

Level 1	- quoted prices in active markets for identical assets
Level 2	- significant other observable inputs
Level 3	- significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2022 and 2021.

	for the Three Months Ended June 30,		for the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021

Interest Rate Lock Commitments
Balance at beginning of period	$(155)	$(414)	$22	$278
Change in fair value	209	534	32	(158)
Balance at end of period	$54	$120	$54	$120

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2022 and December 31, 2021.

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

($ in thousands)	Fair value at June 30, 2022	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,096	$-	$-	$1,096
Mortgage servicing rights	2,854	-	-	2,854

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$464	$-	$-	$464
Mortgage servicing rights	3,301	-	-	3,301

Level 1	- quoted prices in active markets for identical assets
Level 2	- significant other observable inputs
Level 3	- significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands)	Fair value at June 30, 2022	Valuation technique	Unobservable inputs	Range (weighted-average)

Collateral-dependent impaired loans	$1,096	Market comparable properties	Comparability adjustments (%)	11.5 - 18.2% (14%)

Mortgage servicing rights	2,854	Discounted cash flow	Discount Rate	10.89%
			Constant prepayment rate	7.01%
			P&I earnings credit	1.67%
			T&I earnings credit	3.01%
			Inflation for cost of servicing	1.50%

IRLCs	54	Discounted cash flow	Loan closing rates	37% - 99%

($ in thousands)	Fair value at December 31, 2021	Valuation technique	Unobservable inputs	Range (weighted-average)

Collateral-dependent impaired loans	$464	Market comparable properties	Comparability adjustments (%)	6.4 - 18% (13%)

Mortgage servicing rights	3,301	Discounted cash flow	Discount Rate	8.65%
			Constant prepayment rate	10.94%
			P&I earnings credit	0.10%
			T&I earnings credit	1.25%
			Inflation for cost of servicing	1.50%

IRLCs	22	Discounted cash flow	Loan closing rates	49% - 99%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2022 as compared to December 31, 2021.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2022 and December 31, 2021.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2022 and December 31, 2021 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
June 30, 2022	amount	value	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$29,567	$29,567	$29,567	$-	$-
Interest bearing time deposits	1,691	1,691	-	1,691	-
Loans held for sale	4,242	4,295	-	4,295	-
Loans, net of allowance for loan losses	881,810	880,089	-	-	880,089
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	3,256	3,256	-	3,256	-
Mortgage servicing rights	13,408	15,135	-	-	15,135

Financial liabilities
Deposits	$1,071,779	$1,068,773	$929,521	$139,252	$-
Short-term borrowings	30,772	30,772	-	30,772	-
FHLB advances	25,000	24,972	-	24,972	-
Trust preferred securities	10,310	9,353	-	9,353	-
Subordinated debt, net of issuance costs	19,570	20,544	-	20,544	-
Interest payable	307	307	-	307	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2021	amount	value	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$149,511	$149,511	$149,511	$-	$-
Interest bearing time deposits	2,643	2,643	-	2,643	-
Loans held for sale	7,472	7,561	-	7,561	-
Loans, net of allowance for loan losses	808,909	813,766	-	-	813,766
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	2,920	2,920	-	2,920	-
Mortgage servicing rights	12,034	12,629	-	-	12,629

Financial liabilities
Deposits	$1,113,045	$1,112,710	$956,541	$156,169	$-
Short-term borrowings	15,320	15,320	-	15,320	-
FHLB advances	5,500	5,596	-	5,596	-
Trust preferred securities	10,310	9,067	-	9,067	-
Subordinated debt, net of issuance costs	19,546	20,581	-	20,581	-
Interest payable	299	299	-	299	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the "2017 Plan"), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 121,823 shares had been granted under the plan as of June 30, 2022.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of June 30, 2022, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first six months of 2022.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan, which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three and six months ended June 30, 2022, was $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2021, was $0.1 million and $0.2 million, respectively.

As of June 30, 2022, there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the six months ended June 30, 2022.

	Shares	Weighted- Average Value per Share
Nonvested, January 1, 2022	40,922	$18.43
Granted	38,340	20.00
Vested	(25,939)	19.03
Forfeited	(1,299)	18.49
Nonvested, June 30, 2022	52,024	$19.28

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at June 30, 2022, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

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

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Net Income: Net income for the second quarter of 2022 was $2.8 million compared to net income of $3.8 million for the second quarter of 2021, a decrease of 24.6 percent. Diluted earnings per share (“DEPS”) of $0.40 were down 23.1 percent from DEPS of $0.52 for the second quarter of 2021. Net income for the second quarter of 2022 was positively impacted by the Company’s recapture of temporary impairment of $0.24 million on its mortgage servicing rights. The 2021 second quarter was negatively impacted by temporary impairment of mortgage servicing rights of $0.1 million. Net income for the second quarter of 2022 was negatively impacted by the significant decline in mortgage loan volume and loan sales, as compared to the same period in 2021, as rising rates reduced refinance activity and compressed inventories of available housing constrained new purchase volume. Mortgage loan volume was down nearly 42 percent during the second quarter of 2022, and a lower percentage of originated volume was sold on the secondary market, as compared to the same period in 2021. In addition, Paycheck Protection Program (“PPP”) related revenue compared to the prior year was down by $2.05 million.

Provision for Loan Losses: The second quarter provision for loan losses was zero for both the current and prior year quarters. The total reserve level of $13.8 million is up nearly 4 percent from the prior year. Given that level of reserve (1.54 percent), zero provision for the quarter was appropriate. Net charge-offs for the quarter were $3,000 compared to net charge-offs of $20,000 for the year-ago quarter. Total delinquent loans ended the quarter at $2.9 million, or 0.32 percent of total loans, which is down $0.6 million from the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	June 30, 2022	June 30, 2021

Net charge-offs – QTD/YTD	$3/$4	$20/$18
Nonaccruing loans	3,998	3,615
Accruing Troubled Debt Restructures	683	758
Nonaccruing and restructured loans	4,681	4,373
OREO / Other Assets Owned (OAO)	730	1,603
Nonperforming assets	5,411	5,976
Nonperforming assets/Total assets	0.42%	0.46%
Allowance for loan losses/Total loans	1.54%	1.56%
Allowance for loan losses/Nonperforming loans	294.8%	304.3%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $14.3 million for the second quarter of 2022, a decrease of $1.4 million, or 9.1 percent, from the $15.7 million generated during the second quarter of 2021.

Net interest income (“NII”) was $9.6 million, which is up $0.4 million from the prior year second quarter’s $9.2 million. The Company’s earning assets decreased $35.1 million, but the average yield on earning assets increased by 20 basis points. The net interest margin, for the second quarter of 2022 was 3.16 percent compared to 2.93 percent for the second quarter of 2021. Funding costs (interest paid to consumers and other entities) for interest bearing liabilities for the second quarter of 2022 were 0.39 percent compared to 0.44 percent for the prior year second quarter. PPP fees and interest increased the 2021 net interest margin by 12 basis points.

Noninterest income was $4.7 million for the second quarter of 2022, which was down $1.9 million from the prior year second quarter’s $6.5 million. In addition to the mortgage revenue detailed below, wealth management revenue was $0.9 million. Recapture of our mortgage servicing rights impairment increased noninterest income by $0.2 million in the quarter. Our title agency contributed revenue of $0.7 million in the second quarter of 2022, up $0.2 million from the prior year. Noninterest income as a percentage of average assets for the second quarter of 2022 was 1.43 percent compared to 1.97 percent for the prior year second quarter.

State Bank originated $95.4 million of mortgage loans for the second quarter of 2022, of which $49.9 million was sold with the remainder of loans held for investment. This compares to $164.9 million originated for the second quarter of 2021, of which $119.1 million was sold with the remainder of loans held for investment. These second quarter 2022 originations and subsequent sales resulted in $1.2 million of gains, down $3.1 million from the gains for the second quarter of 2021. Net mortgage banking revenue was $1.8 million for the second quarter of 2022 compared to $4.0 million for the second quarter of 2021. The 2022 second quarter included a $0.2 million recapture of our mortgage servicing rights impairment compared to a $0.1 million valuation impairment for the second quarter of 2021. As detailed above, mortgage loan originations have decreased significantly in 2022 as rising rates have reduced refinance activity and compressed inventories of available housing have constrained new purchase volume.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2022 was $10.8 million, which was down $0.3 million compared to $11.1 million in the prior-year second quarter. The second quarter of 2022 included lower commission and incentives on mortgage sales, offset by higher equipment expense due to several technology related improvements.

Income Taxes: Income taxes for the second quarter of 2022 were $0.6 million (effective rate of 18.2 percent) compared to $0.9 million (effective rate of 18.6 percent) for the second quarter of 2021.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Net Income: Net income for the first six months of 2022 was $5.6 million compared to net income of $10.8 million for the first six months of 2021, a decrease of 47.9 percent. DEPS of $0.79 were down 47.0 percent from DEPS of $1.49 for the first six months of 2021. Net income for both periods were positively impacted by the recapture of the Company’s temporary mortgage servicing rights impairment in the amounts of $1.1 million and $2.6 million for the first six months of 2022 and 2021, respectively. Net income for the first six months of 2022 was negatively impacted by the significant decline in mortgage loan volume and loan sales, as compared to the same period in 2021, as rising rates reduced refinance activity and compressed inventories of available housing constrained new purchase volume. Mortgage loan volume was down nearly 40 percent from the prior year and a lower percentage of originated volume was sold on the secondary market.

Loan growth since December 31, 2021 was $72.9 million with remaining balances on PPP loans down to $0.6 million at June 30, 2022.

Provision for Loan Losses: Provision for loan losses for the first six months of 2022 was $0.0 million, compared to $0.75 million for the year-ago period. The Company had net charge-offs of $4,000 for the first six months of 2022 compared to net charge-offs of $18,000 for the year-ago period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $28.5 million for the first six months of 2022, a decrease of $7.7 million, or 21.2 percent, from the $36.2 million generated during the first six months of 2021.

Net interest income was $18.1 million for the first six months of 2022, which was down $0.7 million from $18.8 million for the prior year first six months. Included in NII for the first six months of 2022 was $0.1 million in fees and interest from PPP loans compared to $2.2 million for the prior year first six months. The Company’s earning assets increased $15.7 million, but the yield on average earning assets decreased 20 basis points. The net interest margin for the first six months of 2022 was 2.91 percent compared to 3.06 percent for the first six months of 2021. Funding costs for interest bearing liabilities for the first six months of 2022 were 0.38 percent compared to 0.47 percent for the prior year similar period.

Noninterest income was $10.5 million for the first six months of 2022, which was down $7.0 million from $17.5 million for the prior year first six months. In addition to the mortgage revenue detailed below, wealth management revenue was $1.9 million. Recapture of mortgage servicing rights impairment increased noninterest income by $1.1 million in the period, compared to an increase of $2.6 million in the prior year. During the first six months, we sold $2.7 million in Small Business Administration (“SBA”) loans, with gains on sale of $0.3 million. Our title agency contributed revenue of $1.3 million in the first six months of 2022. Noninterest income as a percentage of average assets for the first six months of 2022 was 1.58 percent compared to 2.67 percent for the prior year first six months.

State Bank originated $192.8 million of mortgage loans for the first six months of 2022, which resulted in $122.1 million in loan proceeds, with the remainder of loans held for investment. This compares to $320.7 million originated for the first six months of 2021, of which $255.8 million of loans were sold with the remainder of loans held for investment. These originations and subsequent sales resulted in $2.9 million of gains, compared to $10.1 million of gains for the first six months of 2021. Net mortgage banking revenue was $4.7 million for the first six months of 2022 compared to $12.3 million for the first six months of 2021.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2022 was $21.7 million, which was down slightly compared to the $22.0 million in the prior-year first six months. The first half of 2022 included lower incentives on mortgage activity and higher unfilled salaried positions throughout the Company, which was offset by higher data processing and professional fee expense due to expanded implementation of technology solutions.

Income Taxes: Income taxes for the first six months of 2022 were $1.2 million (effective rate of 18.0 percent) compared to $2.7 million (effective rate of 19.7 percent) for the first six months of 2021. In addition to the impact of the lower pretax income, the first six months of 2022 was impacted by having additional earning assets that are tax free in nature.

Changes in Financial Condition

Total assets at June 30, 2022 were $1.29 billion, a decrease of $36.9 million, or 2.8 percent, since December 31, 2021. Total loans, net of unearned income, were $895.6 million as of June 30, 2022, up $73.0 million, or 8.9 percent, from year-end. PPP loan balances of $0.6 million and $2.0 million were included in our total loans at June 30, 2022 and December 31, 2021, respectively.

Total deposits at June 30, 2022 were $1.07 billion, a decrease of $41.3 million or 3.77 percent since 2021 year end. Borrowed funds (consisting of FHLB advances, federal funds borrowed, REPO agreements, trust preferred securities and subordinated debt) totaled $85.7 million at June 30, 2022. This is up from year-end 2021 when borrowed funds totaled $50.7 million due to an increase in REPO agreements, federal funds borrowed, and FHLB advances. Total equity for the Company of $124.6 million now stands at 9.6 percent of total assets compared to the December 31, 2021 level of $144.9 million and 10.9 percent of total assets. The reduction was due to a $20.4 million increase in the unrealized loss on the Company’s investment portfolio.

The allowance for loan loss of $13.8 million is flat from the December 2021 year end level. The Company's loan growth was offset by continued improvement of overall asset quality metrics, including reductions in non-performing assets and delinquencies.

Other liabilities are down $10.2 million from December 31, 2021 due to escrow balances held for our serviced mortgage customers at December 31 that were paid in the first quarter of 2022, and a reclassification of deferred taxes resulting from a change in unrealized losses in the securities portfolio.

Capital Resources

As of June 30, 2022, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2022 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of June 30, 2022 and December 31, 2021 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2022
Tier I Capital to average assets	$139,209	10.72%	$51,953	4.0%	$64,941	5.0%
Tier I Common equity capital to risk-weighted assets	139,209	13.21%	47,426	4.5%	68,505	6.5%

Tier I Capital to risk-weighted assets	139,209	13.21%	63,235	6.0%	84,313	8.0%
Total Risk-based capital to risk-weighted assets	152,372	14.46%	84,313	8.0%	105,392	10.0%

As of December 31, 2021
Tier I Capital to average assets	$133,202	10.18%	$52,324	4.0%	$65,405	5.0%
Tier I Common equity capital to risk-weighted assets	133,202	13.94%	42,986	4.5%	62,090	6.5%

Tier I Capital to risk-weighted assets	133,202	13.94%	57,314	6.0%	76,419	8.0%
Total Risk-based capital to risk-weighted assets	145,165	15.20%	76,419	8.0%	95,523	10.0%

Regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019 and are reflected in the June 30, 2022 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $301.7 million at June 30, 2022, compared to $422.9 million at December 31, 2021.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $706.5 million at June 30, 2022 and $645.1 million at December 31, 2021, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2022, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2022 and 2021 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2022 and June 30, 2021. Net cash provided by operating activities was $3.7 million for the six months ended June 30, 2022 and $2.0 million for the six months ended June 30, 2021. Highlights for the current year include $125.1 million in proceeds from the sale of loans, which is down $130.7 million from the prior year. Originations of loans held for sale was a use of cash of $119.9 million, which is down from the prior year by $129.6 million. For the six months ended June 30, 2022, there was a gain on sale of loans of $3.2 million, and depreciation and amortization of $1.1 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2022 and June 30, 2021. Net cash used in investing activities was $111.3 million for the six months ended June 30, 2022 and $43.4 million for the six months ended June 30, 2021. Highlights for the current year include purchases of available-for-sale securities of $50.6 million. These cash payments were offset by $21.4 million in proceeds from maturities and sales of securities, which is down $1.9 million from the prior year six-month period. The Company experienced a $73.1 million increase in loans, which is up $93.7 million from the prior year six-month period.

The Company experienced negative cash flows from financing activities for the six months ended June 30, 2022 and positive cash flows for the six months ended June 30, 2021. Net cash used by financing activities was $12.3 million for the six months ended June 30, 2022 and net cash provided by financing activities was $55.6 million for the six months ended June 30, 2021. Highlights for the current period include a $27.0 million decrease in transaction deposits for the six months ended June 30, 2022, which is down $125.9 million from the prior year. Certificates of deposit decreased by $14.2 million in the current year compared to $56.9 million for the prior year six-month period. Proceeds from Federal Home Loan Bank advances for the six months ended June 30, 2022 were $25.0 million, an increase of $25.0 million from the prior year six-month period.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of June 30, 2022 and December 31, 2021 was considered unlikely given the current interest rate environment and therefore, only the minus 100 and 200 basis point rate change was included in this analysis. The results are reflected in the following tables for June 30, 2022 and December 31, 2021.

Economic Value of Equity
June 30, 2022
($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$276,969	$9,281	3.47%
+300 basis points	277,070	9,382	3.50%
+200 basis points	274,829	7,141	2.67%
+100 basis points	271,921	4,233	1.58%
Base Case	267,688	-	-
-100 basis points	258,679	(9,009)	-3.37%
-200 basis points	244,064	(23,624)	-8.83%

Economic Value of Equity
December 31, 2021
($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$278,254	$35,684	14.71%
+300 basis points	273,190	30,620	12.62%
+200 basis points	265,711	23,142	9.54%
+100 basis points	256,110	13,540	5.58%
Base Case	242,570	-	-
-100 basis points	217,281	(25,289)	-10.43%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $706.5 million were pledged to meet FHLB collateralization requirements as of June 30, 2022. Based on the current collateralization requirements of the FHLB, the Company had approximately $96.6 million of additional borrowing capacity at June 30, 2022. The Company also had $176.9 million in unpledged securities available to pledge for additional borrowings.

The Company’s contractual obligations as of June 30, 2022 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of trust preferred securities of $10.3 million, and subordinated debt of $20.0 million, or $19.5 million, net of issuance costs. Total time deposits at June 30, 2022 were $142.3 million, of which $82.2 million mature beyond one year.

In addition, as of June 30, 2022, the Company had commitments to sell mortgage loans totaling $15.5 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 25, 2021, the Company announced a share repurchase program authorizing the repurchase of up to 750,000 common shares of the Company through May 31, 2022. On May 18, 2022, the Company announced that its board of directors had approved an extension of the Company’s share repurchase program through December 31, 2022. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended June 30, 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/01/22 - 04/30/22	17,766	$19.10	17,766	347,025
05/01/22 - 05/31/22	33,068	18.07	33,068	313,957
06/01/22 - 06/30/22	43,377	17.65	43,377	270,580
Total	94,211	$18.07	94,211	270,580

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

SB FINANCIAL GROUP, INC.

Date: August 5, 2022	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer