Form 10-Q
period 2022-09-30
SB FINANCIAL GROUP, INC.
filed 2022-11-04
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 7,001,339 Outstanding at November 4, 2022	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	September 2022	December 2021
($ in thousands)	(unaudited)	(audited)
Assets
Cash and due from banks	$27,934	$149,511
Interest bearing time deposits	2,134	2,643
Available-for-sale securities	243,233	263,259
Loans held for sale	2,979	7,472
Loans, net of unearned income	925,249	822,714
Allowance for loan losses	(13,824)	(13,805)
Premises and equipment, net	22,842	23,212
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,230	5,303
Foreclosed assets and other assets held for sale, net	756	2,104
Interest receivable	3,556	2,920
Goodwill	23,239	23,191
Cash value of life insurance	28,713	17,867
Mortgage servicing rights	13,473	12,034
Other assets	17,863	12,429
Total assets	$1,303,377	$1,330,854

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$250,791	$247,044
Interest bearing demand	199,523	195,464
Savings	201,402	237,571
Money market	258,975	276,462
Time deposits	175,202	156,504
Total deposits	1,085,893	1,113,045

Short-term borrowings	19,754	15,320
Federal Home Loan Bank advances	35,000	5,500
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,582	19,546
Interest payable	623	299
Other liabilities	17,587	21,905
Total liabilities	1,188,749	1,185,925

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2022 - 0 shares outstanding, 2021 - 0 shares outstanding	-	-
Common stock, no par value; authorized 10,500,000 shares; 2022 - 8,525,375 shares issued, 2021 - 8,180,712 shares issued	61,319	54,463
Additional paid-in capital	15,000	14,944
Retained earnings	99,309	99,716
Accumulated other comprehensive loss	(33,426)	(1,845)
Treasury stock, at cost; (2022 - 1,575,061 common shares, 2021 - 1,296,382 common shares)	(27,574)	(22,349)
Total shareholders’ equity	114,628	144,929
Total liabilities and shareholders’ equity	$1,303,377	$1,330,854

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2022	2021	2022	2021
Interest Income
Loans
Taxable	$10,084	$9,948	$27,016	$29,070
Tax exempt	92	52	226	147
Securities
Taxable	1,536	939	4,239	2,417
Tax exempt	52	94	151	267
Total interest income	11,764	11,033	31,632	31,901

Interest Expense
Deposits	852	709	2,037	2,489
Repurchase agreements & other	8	12	32	35
Federal Home Loan Bank advance expense	180	40	257	147
Trust preferred securities expense	99	49	223	150
Subordinated debt expense	195	199	584	274
Total interest expense	1,334	1,009	3,133	3,095

Net Interest Income	10,430	10,024	28,499	28,806
Provision for loan losses	-	300	-	1,050

Net interest income after provision for loan losses	10,430	9,724	28,499	27,756

Noninterest Income
Wealth management fees	930	959	2,821	2,826
Customer service fees	844	812	2,498	2,390
Gain on sale of mortgage loans & OMSR	876	3,947	3,748	14,061
Mortgage loan servicing fees, net	527	155	2,337	2,316
Gain on sale of non-mortgage loans	125	52	461	114
Title insurance income	476	508	1,775	1,561
Gain (loss) on sale/disposal of assets	(12)	1	43	1
Other income	277	215	835	839
Total noninterest income	4,043	6,649	14,518	24,108

Noninterest Expense
Salaries and employee benefits	5,858	6,689	18,465	20,190
Net occupancy expense	769	714	2,230	2,202
Equipment expense	918	872	2,599	2,382
Data processing fees	664	671	1,883	1,858
Professional fees	766	817	2,476	2,155
Marketing expense	200	201	653	556
Telephone and communications	134	140	350	433
Postage and delivery expense	75	100	301	308
State, local and other taxes	250	286	805	887
Employee expense	145	186	456	500
Other expenses	605	580	1,828	1,770
Total noninterest expense	10,384	11,256	32,046	33,241

Income before income tax	4,088	5,117	10,971	18,623
Provision for income taxes	746	1,014	1,983	3,678
Net Income	$3,342	$4,103	$8,988	$14,945

Basic earnings per common share	$0.48	$0.59	$1.28	$2.09

Diluted earnings per common share	$0.47	$0.58	$1.27	$2.08

Average common shares outstanding (in thousands):
Basic:	6,968	6,966	7,026	7,142
Diluted:	7,033	7,017	7,098	7,167

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
($ in thousands)	2022	2021	2022	2021

Net income	$3,342	$4,103	$8,988	$14,945
Other comprehensive loss
Available for sale investment securities:
Gross unrealized holding loss arising in the period	(14,196)	(1,517)	(39,975)	(3,682)
Related tax benefit	2,981	319	8,395	773
Net effect on other comprehensive loss	(11,215)	(1,198)	(31,580)	(2,909)
Total comprehensive income (loss)	$(7,873)	$2,905	$(22,592)	$12,036

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2022	$-	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929
Net income				2,813			2,813
Other comprehensive loss					(11,814)		(11,814)
Stock dividends on common (344,663 shares)		6,856		(6,864)			(8)
Cash dividends on common, $0.115 per share				(832)			(832)
Restricted stock vesting			(230)			230	-
Repurchased stock (130,848 shares)						(2,609)	(2,609)
Stock based compensation expense			158				158
March 31, 2022	$-	$61,319	$14,872	$94,833	$(13,659)	$(24,728)	$132,637
Net income				2,834			2,834
Other comprehensive loss					(8,551)		(8,551)
Dividends on common, $0.12 per share				(858)			(858)
Repurchased stock (94,211 shares)						(1,703)	(1,703)
Stock based compensation expense			197				197
Balance, June 30, 2022	$-	$61,319	$15,069	$96,809	$(22,210)	$(26,431)	$124,556
Net income				3,342			3,342
Other comprehensive loss					(11,215)		(11,215)
Dividends on common, $0.12 per share				(843)			(843)
Restricted stock vesting			(193)			193	-
Repurchased stock (77,326 shares)						(1,336)	(1,336)
Stock based compensation expense			124				124
Balance, September 30, 2022	$-	$61,319	$15,000	$99,308	$(33,425)	$(27,574)	$114,628

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2021	$-	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923
Net income				7,081			7,081
Other comprehensive loss					(2,667)		(2,667)
Dividends on common, $0.105 per share				(776)			(776)
Restricted stock vesting			(213)			213	-
Repurchased stock (142,094 shares)						(2,718)	(2,718)
Stock based compensation expense			123				123
March 31, 2021	$-	$54,463	$14,755	$90,883	$(457)	$(15,678)	$143,966
Net income				3,761			3,761
Other comprehensive income					956		956
Dividends on common, $0.11 per share				(793)			(793)
Repurchased stock (215,097 shares)						(4,024)	(4,024)
Stock based compensation expense			151				151
Balance, June 30, 2021	$-	$54,463	$14,906	$93,851	$499	$(19,702)	$144,017
Net income				4,103			4,103
Other comprehensive loss					(1,198)		(1,198)
Dividends on common, $0.11 per share				(771)			(771)
Restricted stock vesting			(131)			131	-
Repurchased stock (106,911 shares)						(1,959)	(1,959)
Stock based compensation expense			100				100
Balance, September 30, 2021	$-	$54,463	$14,875	$97,183	$(699)	$(21,530)	$144,292

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Operating Activities
Net Income	$8,988	$14,945
Items not requiring (providing) cash
Depreciation and amortization	1,634	1,562
Provision for loan losses	-	1,050
Expense of share-based compensation plan	479	374
Amortization of premiums and discounts on securities	752	860
Amortization of intangible assets	52	53
Amortization of originated mortgage servicing rights	1,439	3,078
Impairment (recovery) of mortgage servicing rights	(1,194)	(2,855)
Proceeds from sale of loans held for sale	165,278	378,855
Originations of loans held for sale	(158,264)	(371,452)
Gain from sale of loans	(4,206)	(14,175)
Changes in
Interest receivable	(636)	845
Other assets	133	2,924
Interest payable & other liabilities	(1,638)	(10,055)
Net cash provided by operating activities	12,817	6,010
Investing Activities
Purchases of available-for-sale securities	(50,618)	(138,525)
Proceeds from maturities of interest bearing time deposits	509	3,172
Proceeds from maturities of available-for-sale securities	29,917	34,574
Net change in loans	(102,699)	24,676
Purchase of premises, equipment	(1,313)	(1,879)
Purchase of bank owned life insurance	(10,500)	(50)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(121)	-
Proceeds from sale of Federal Reserve and Federal Home Loan Bank Stock	194	-
Proceeds from sale of foreclosed assets	1,642	123
Net cash used in investing activities	(132,989)	(77,909)

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking & savings accounts	(45,850)	133,680
Net increase (decrease) in time deposits	18,698	(71,031)
Net increase in short term borrowings	4,434	582
Proceeds from Federal Home Loan Bank advances	90,000	-
Repayment of Federal Home Loan Bank advances	(60,500)	(2,500)
Net proceeds from subordinated debt	-	19,534
Stock repurchase plan	(5,648)	(8,701)
Dividends on common shares	(2,539)	(2,340)
Net cash provided by (used in) financing activities	(1,405)	69,224
Increase (decrease) in cash and cash equivalents	(121,577)	(2,675)
Cash and cash equivalents, beginning of period	149,511	140,690
Cash and cash equivalents, end of period	$27,934	$138,015
Supplemental cash flow information
Interest paid	$3,457	$3,135
Income taxes paid	$-	$3,760
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$183	$1,687
Stock dividends declared and paid	$6,856	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2021 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

New and applicable accounting pronouncements:

Accounting Standards Update (ASU) No. 2020-01: Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323 and Topic 815

This guidance was issued in January 2020 to clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The impact of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. However, the Financial Accounting Standards Board (“FASB”) has deferred the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022.

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

	Three Months Ended September 30,
($ and outstanding shares in thousands - except per share data)	2022	2021

Distributed earnings allocated to common shares	$843	$771
Undistributed earnings allocated to common shares	2,492	3,327

Net earnings allocated to common shares	3,335	4,098
Net earnings allocated to participating securities	7	5

Net Income allocated to common shares and participating securities	$3,342	$4,103

Weighted average shares outstanding for basic earnings per share	6,968	6,966
Dilutive effect of stock compensation	65	51

Weighted average shares outstanding for diluted earnings per share	7,033	7,017

Basic earnings per common share	$0.48	$0.59

Diluted earnings per common share	$0.47	$0.58

	Nine Months Ended September 30,
($ and outstanding shares in thousands - except per share data)	2022	2021

Distributed earnings allocated to common shares	$2,539	$2,340
Undistributed earnings allocated to common shares	6,428	12,589

Net earnings allocated to common shares	8,967	14,929
Net earnings allocated to participating securities	21	16

Net Income allocated to common shares and participating securities	$8,988	$14,945

Weighted average shares outstanding for basic earnings per share	7,026	7,142
Dilutive effect of stock compensation	72	25

Weighted average shares outstanding for diluted earnings per share	7,098	7,167

Basic earnings per common share	$1.28	$2.09

Diluted earnings per common share	$1.27	$2.08

On January 10, 2022, the Company announced that its Board of Directors had declared a 5 percent common stock dividend payable on February 4, 2022, to shareholders of record as of January 21, 2022. Holders of the Company’s common shares as of the record date received one additional common share for every 20 common shares held on the record date. No fractional shares were issued, and shareholders received cash for such fractional interests based on the closing price of the Company’s common shares on the record date of $19.89.

Had the 5 percent common stock dividend been included in the Company’s 2021 financial statements, common shares outstanding would have increased by approximately 345,000 and diluted earnings per share, assuming the shares were outstanding for the three and nine months ended September 30, 2021, would have decreased by $0.03 and $0.07 per share, respectively.

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

Note 3 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2022 and December 31, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2022
U.S. Treasury and Government agencies	$7,985	$-	$(886)	$7,099
Mortgage-backed securities	247,147	5	(37,673)	209,479
State and political subdivisions	13,212	2	(2,117)	11,097
Other corporate securities	17,200	-	(1,642)	15,558

Totals	$285,544	$7	$(42,318)	$243,233

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2021
U.S. Treasury and Government agencies	$8,986	$135	$(16)	$9,105
Mortgage-backed securities	231,057	614	(3,537)	228,134
State and political subdivisions	12,352	536	(9)	12,879
Other corporate securities	13,200	2	(61)	13,141

Totals	$265,595	$1,287	$(3,623)	$263,259

The amortized cost and fair value of securities available for sale at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,004	$997
Due after one year through five years	2,558	2,481
Due after five years through ten years	25,488	22,934
Due after ten years	9,347	7,342
	38,397	33,754
Mortgage-backed securities	247,147	209,479

Totals	$285,544	$243,233

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $63.1 million at September 30, 2022 and $54.2 million at December 31, 2021. The fair value of securities delivered for repurchase agreements was $24.6 million at September 30, 2022 and $23.6 million at December 31, 2021.

There were no realized gains or losses from sales of available-for-sale securities for the three and nine months ended September 30, 2022 or September 30, 2021.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $239.5 million at September 30, 2022, and $214.2 million at December 31, 2021, which consisted of 145 securities, or approximately 99 percent, and 64 securities, or approximately 81 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021, are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$6,413	$(874)	$584	$(12)	$6,997	$(886)
Mortgage-backed securities	87,997	(12,101)	121,033	(25,572)	209,030	(37,673)
State and political subdivisions	9,730	(1,945)	444	(172)	10,174	(2,117)
Other corporate securities	11,124	(1,326)	2,185	(316)	13,309	(1,642)
Totals	$115,264	$(16,246)	$124,246	$(26,072)	$239,510	$(42,318)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$3,397	$(16)	$-	$-	$3,397	$(16)
Mortgage-backed securities	183,727	(2,856)	18,566	(681)	202,293	(3,537)
State and political subdivisions	1,673	(9)	-	-	1,673	(9)
Other corporate securities	6,889	(61)	-	-	6,889	(61)
Totals	$195,686	$(2,942)	$18,566	$(681)	$214,252	$(3,623)

The total unrealized loss in the securities portfolio was $42.3 million as of September 30, 2022 compared to a $3.6 million unrealized loss at December 31, 2021. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of September 30, 2022.

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

Categories of loans at September 30, 2022 and December 31, 2021 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	September 2022	December 2021	September 2022	December 2021

Commercial & industrial	$128,263	$122,250	$114	$143
Commercial real estate - owner occupied	110,749	118,891	-	88
Commercial real estate - nonowner occupied	293,766	262,277	223	466
Agricultural	60,409	57,403	-	-
Residential real estate	267,290	206,424	3,129	2,484
Home equity line of credit (HELOC)	45,356	41,682	257	464
Consumer	18,966	13,474	23	7
Total loans	$924,799	$822,401	$3,746	$3,652

Net deferred costs (fees)	$450	$313

Total loans, net deferred costs (fees)	$925,249	$822,714

Allowance for loan losses	$(13,824)	$(13,805)

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

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and September 30, 2021, and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2022 and December 31, 2021.

($ in thousands)
For the Three Months Ended September 30, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,828	$6,671	$560	$3,751	$991	$13,801
Charge offs	-	-	-	-	(9)	(9)
Recoveries	-	-	-	-	32	32
Provision	(32)	(21)	12	175	(134)	-
Ending balance	$1,796	$6,650	$572	$3,926	$880	$13,824

For the Nine Months Ended September 30, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,890	$6,781	$599	$3,515	$1,020	$13,805
Charge offs	-	-	-	-	(27)	(27)
Recoveries	-	-	-	-	46	46
Provision	(94)	(131)	(27)	411	(159)	-
Ending balance	$1,796	$6,650	$572	$3,926	$880	$13,824

For the Three Months Ended September 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,718	$6,672	$494	$3,425	$997	$13,306
Charge offs	-	-	-	-	(24)	(24)
Recoveries	227	-	-	-	3	230
Provision	6	81	88	98	27	300
Ending balance	$1,951	$6,753	$582	$3,523	$1,003	$13,812

For the Nine Months Ended September 30, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574
Charge offs	-	-	-	(43)	(59)	(102)
Recoveries	227	-	-	49	14	290
Provision	(1,350)	1,302	86	983	29	1,050
Ending balance	$1,951	$6,753	$582	$3,523	$1,003	$13,812

Loans Receivable at September 30, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$-	$-	$152	$2	$154
Ending balance:
collectively evaluated for impairment	$1,796	$6,650	$572	$3,774	$878	$13,670
Totals	$1,796	$6,650	$572	$3,926	$880	$13,824

Loans:
Ending balance:
individually evaluated for impairment	$92	$197	$-	$2,907	$122	$3,318
Ending balance:
collectively evaluated for impairment	$128,171	$404,318	$60,409	$264,383	$64,200	$921,481
Totals	$128,263	$404,515	$60,409	$267,290	$64,322	$924,799

Loans Receivable at December 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance:
individually evaluated for impairment	$-	$10	$-	$120	$3	$133
Ending balance:
collectively evaluated for impairment	$1,890	$6,771	$599	$3,395	$1,017	$13,672
Totals	$1,890	$6,781	$599	$3,515	$1,020	$13,805

Loans:
Ending balance:
individually evaluated for impairment	$118	$354	$-	$2,307	$135	$2,914
Ending balance:
collectively evaluated for impairment	$122,132	$380,814	$57,403	$204,117	$55,021	$819,487
Totals	$122,250	$381,168	$57,403	$206,424	$55,156	$822,401

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of September 30, 2022 and December 31, 2021.

($ in thousands) September 30, 2022	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$127,555	$107,773	$288,321	$60,409	$263,836	$45,099	$18,943	$911,936
Special Mention (5)	433	2,976	4,970	-	-	-	-	8,379
Substandard (6)	160	-	252	-	3,429	257	23	4,121
Doubtful (7)	115	-	223	-	25	-	-	363
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$128,263	$110,749	$293,766	$60,409	$267,290	$45,356	$18,966	$924,799

December 31, 2021	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$121,285	$111,232	$253,269	$57,403	$203,295	$41,218	$13,467	$801,169
Special Mention (5)	659	7,571	5,694	-	-	-	-	13,924
Substandard (6)	188	-	2,848	-	3,102	464	7	6,609
Doubtful (7)	118	88	466	-	27	-	-	699
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$122,250	$118,891	$262,277	$57,403	$206,424	$41,682	$13,474	$822,401

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. The following tables present the Company’s loan portfolio aging analysis as of September 30, 2022 and December 31, 2021.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
September 30, 2022	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$194	$-	$114	$308	$127,955	$128,263
Commercial real estate - owner occupied	-	-	-	-	110,749	110,749
Commercial real estate - nonowner occupied	148	-	34	182	293,584	293,766
Agricultural	-	-	-	-	60,409	60,409
Residential real estate	107	299	1,564	1,970	265,320	267,290
HELOC	271	40	93	404	44,952	45,356
Consumer	19	20	4	43	18,923	18,966
Total Loans	$739	$359	$1,809	$2,907	$921,892	$924,799

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2021	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$166	$25	$118	$309	$121,941	$122,250
Commercial real estate - owner occupied	-	-	88	88	118,803	118,891
Commercial real estate - nonowner occupied	221	233	246	700	261,577	262,277
Agricultural	-	-	-	-	57,403	57,403
Residential real estate	265	716	1,344	2,325	204,099	206,424
HELOC	53	80	248	381	41,301	41,682
Consumer	20	14	7	41	13,433	13,474
Total Loans	$725	$1,068	$2,051	$3,844	$818,557	$822,401

All loans past due 90 days are systematically placed on nonaccrual status.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable State Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings (“TDRs”) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loan information as of and for the three and nine months ended September 30, 2022 and 2021, and for the twelve months ended December 31, 2021:

($ in thousands)
Nine Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
September 30, 2022	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial & industrial	$92	$177	$-	$191	$2
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	197	197	-	348	16
Agricultural	-	-	-	-	-
Residential real estate	1,529	1,595	-	1,808	47
HELOC	73	73		90	3
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	1,378	1,378	152	1,419	34
HELOC	49	49	2	54	2
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$92	$177	$-	$191	$2
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$197	$197	$-	$348	$16
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,907	$2,973	$152	$3,227	$81
HELOC	$122	$122	$2	$144	$5
Consumer	$-	$-	$-	$-	$-

Three Months Ended	Average Recorded	Interest Income
September 30, 2022	Investment	Recognized
($ in thousands)
With no related allowance recorded:
Commercial & industrial	$191	$1
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	342	5
Agricultural	-	-
Residential real estate	1,784	16
HELOC	82	1
Consumer	-	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	-	-
Agricultural	-	-
Residential real estate	1,413	7
HELOC	49	1
Consumer	-	-
Totals:
Commercial & industrial	$191	$1
Commercial real estate - owner occupied	$-	$-
Commercial real estate - nonowner occupied	$342	$5
Agricultural	$-	$-
Residential real estate	$3,197	$23
HELOC	$131	$2
Consumer	$-	$-

($ in thousands)
Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	88	88	-	88	-
Commercial real estate - nonowner occupied	223	223	-	357	28
Agricultural	-	-	-	-	-
Residential real estate	1,391	1,458	-	1,663	60
HELOC	33	33		41	2
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	43	173	10	173	-
Agricultural	-	-	-	-	-
Residential real estate	916	916	120	933	20
HELOC	102	102	3	124	5
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	$88	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$266	$396	$10	$530	$28
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,307	$2,374	$120	$2,596	$80
HELOC	$135	$135	$3	$165	$7
Consumer	$-	$-	$-	$-	$-

	Nine Months Ended		Three Months Ended
September 30, 2021	Average Recorded	Interest Income	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$217	$2	$216	$1
Commercial real estate - owner occupied	88	-	88	-
Commercial real estate - nonowner occupied	359	22	356	7
Agricultural	-	-	-	-
Residential real estate	1,705	49	1,689	18
HELOC	9	-	7	-
Consumer	4	-	3	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	173	-	173	-
Agricultural	-	-	-	-
Residential real estate	770	20	762	7
HELOC	-	-	-	-
Consumer	-	-	-	-
Totals:
Commercial & industrial	$217	$2	$216	$1
Commercial real estate - owner occupied	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$532	$22	$529	$7
Agricultural	$-	$-	$-	$-
Residential real estate	$2,475	$69	$2,451	$25
HELOC	$9	$-	$7	$-
Consumer	$4	$-	$3	$-

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

The Company had no new TDR activity in the three and nine months ended September 30, 2022, and September 30, 2021, respectively. The Company had one TDR, a residential loan with a recorded balance of $62,000, that during the past twelve months defaulted on its modified contractual agreement.

On March 22, 2020, a statement was issued by the Company’s bank regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encouraged financial institutions to work prudently with borrowers unable to meet the contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”) further provided that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2021 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. As of September 30, 2022, all loans previously modified under Section 4013 of the CARES Act had returned to normal payment terms.

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

As of September 30, 2022 and December 31, 2021, the carrying amount of goodwill was $23.2 million. Goodwill is assessed for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of December 31, 2021. The results of the test indicated no goodwill impairment existed as of that date.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.36 billion at September 30, 2022 and $1.36 billion at December 31, 2021. Contractually specified servicing fees of $0.9 million and $2.6 million were included in mortgage loan servicing fees in the consolidated income statement for the three months and nine months ended September 30, 2022, respectively. Servicing fees of $0.9 million and $2.5 million were included in mortgage loan servicing fees for the three and nine months ended September 30, 2021, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021

Balance at beginning of period	$13,408	$10,678	$12,034	$7,759
Mortgage servicing rights capitalized during the period	396	1,211	1,684	3,658
Mortgage servicing rights amortization during the period	(396)	(943)	(1,439)	(3,078)
Net change in valuation allowance	65	248	1,194	2,855
Balance at end of period	$13,473	$11,194	$13,473	$11,194

Valuation allowance:
Balance at beginning of period	$327	$2,285	$1,456	$4,892
Increase (decrease)	(65)	(248)	(1,194)	(2,855)
Balance at end of period	$262	$2,037	$262	$2,037

Fair value, beginning of period	$15,135	$11,067	$12,629	$7,759
Fair value, end of period	$15,460	$11,241	$15,460	$11,241

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$68,014	$5,799	$84,733	$3,655
IRLCs	-	-	21,391	22
Forward contracts	8,250	265	-	-
Total contracts	$76,264	$6,064	$106,124	$3,677

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$68,014	$(5,799)	$84,733	$(3,655)
Forward contracts	-	-	25,000	(32)
IRLCs	7,655	(147)	-	-
Total contracts	$75,669	$(5,946)	$109,733	$(3,687)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three and nine months ended September 30, 2022 and 2021.

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	Statement of income classification	2022	2021	2022	2021

Interest rate swap contracts	Other income	$-	$-	$3	$133
IRLCs	Gain on sale of mortgage loans & OMSR	(201)	(239)	(169)	(397)
Forward contracts	Gain on sale of mortgage loans & OMSR	309	393	297	550

The following table shows the offsetting of financial assets and derivative assets at September 30, 2022 and December 31, 2021.

		Gross amounts	Net amounts of assets	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	Gross amounts of recognized assets	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount

September 30, 2022
Interest rate swaps	$5,799	$-	$5,799	$-	$3,160	$2,639

December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$-	$3,655

The following table shows the offsetting of financial liabilities and derivative liabilities at September 30, 2022 and December 31, 2021.

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	Gross amounts of recognized liabilities	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount

September 30, 2022
Interest rate swaps	$5,799	$-	$5,799	$-	$1,165	$4,634

December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$6,906	$(3,251)

NOTE 8 – DEPOSITS

Major classification of deposits at September 30, 2022 and at December 31, 2021 were as follows:

($ in thousands)	September 30, 2022	December 31, 2021
Non interest bearing demand	$250,791	$247,044
Interest bearing demand	199,523	195,464
Savings	201,402	237,571
Money market	258,975	276,462
Time deposits less than $250,000	146,403	142,736
Time deposits $250,000 or greater	28,799	13,768
Total Deposits	$1,085,893	$1,113,045

Included in time deposits at September 30, 2022 and December 31, 2021 were $52.5 million and $55.6 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 9 – SHORT-TERM BORROWINGS

($ in thousands)	September 30, 2022	December 31, 2021

Securities sold under repurchase agreements	19,754	15,320
	$19,754	$15,320

The Company has retail repurchase agreements (“REPO”) to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2022 through 2061. As of September 30, 2022, these REPO agreements were secured by securities totaling $24.6 million. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. As of September 30, 2022, there was no collateral pledged or borrowings drawn at the Discount Window.

At September 30, 2022 and December 31, 2021, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB advances were secured by $188.3 million in mortgage loans at September 30, 2022. Advances consisted of fixed and variable interest rates from 3.13 to 3.53 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at September 30, 2022 were:

($ in thousands)	Debt

2022	$25,000
2023	10,000
Total	$35,000

NOTE 11 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. The issuers of these securities have not yet determined the replacement rate index for LIBOR. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of September 30, 2022 and December 31, 2021 was $10.3 million, with a maturity date of September 15, 2035.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2022 and December 31, 2021.

($ in thousands)	Fair value at September 30, 2022	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$7,099	$-	$7,099	$-
Mortgage-backed securities	209,479	-	209,479	-
State and political subdivisions	11,097	-	11,097	-
Other corporate securities	15,558	-	15,558	-
Interest rate contracts - assets	5,799	-	5,799	-
Interest rate contracts - liabilities	(5,799)	-	(5,799)	-
Forward contracts	265	265	-	-
IRLCs	(147)	-	-	(147)

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$9,105	$-	$9,105	$-
Mortgage-backed securities	228,134	-	228,134	-
State and political subdivisions	12,879	-	12,879	-
Other corporate securities	13,141	-	13,141	-
Interest rate contracts - assets	3,655	-	3,655	-
Interest rate contracts - liabilities	(3,655)	-	(3,655)	-
Forward contracts	(32)	(32)	-	-
IRLCs	22	-	-	22

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2022 and 2021.

	for the Three Months Ended September 30,		for the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest Rate Lock Commitments
Balance at beginning of period	$54	$120	$22	$278
Change in fair value	(201)	(239)	(169)	(397)
Balance at end of period	$(147)	$(119)	$(147)	$(119)

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2022 and December 31, 2021.

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

($ in thousands)	Fair value at September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,034	$-	$-	$1,034
Mortgage servicing rights	1,583	-	-	1,583

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$464	$-	$-	$464
Mortgage servicing rights	3,301	-	-	3,301

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands)	Fair value at September 30, 2022	Valuation technique	Unobservable inputs	Range (weighted-average)

Collateral-dependent impaired loans	$1,034	Market comparable properties	Comparability adjustments (%)	10.7 - 22.1% (13%)

Mortgage servicing rights	1,583	Discounted cash flow	Discount Rate	11.89%
			Constant prepayment rate	6.55%
			P&I earnings credit	3.10%
			T&I earnings credit	3.01%
			Inflation for cost of servicing	1.50%

IRLCs	(147)	Discounted cash flow	Loan closing rates	42% - 99%

($ in thousands)	Fair value at December 31, 2021	Valuation technique	Unobservable inputs	Range (weighted-average)

Collateral-dependent impaired loans	$464	Market comparable properties	Comparability adjustments (%)	6.4 - 18% (13%)

Mortgage servicing rights	3,301	Discounted cash flow	Discount Rate	8.65%
			Constant prepayment rate	10.94%
			P&I earnings credit	0.10%
			T&I earnings credit	1.25%
			Inflation for cost of servicing	1.50%

IRLCs	22	Discounted cash flow	Loan closing rates	49% - 99%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2022 as compared to December 31, 2021.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2022 and December 31, 2021.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2022 and December 31, 2021 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
September 30, 2022	amount	value	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$27,934	$27,934	$27,934	$-	$-
Interest bearing time deposits	2,134	2,134	-	2,134	-
Loans held for sale	2,979	2,934	-	2,934	-
Loans, net of allowance for loan losses	911,425	890,491	-	-	890,491
Federal Reserve and FHLB Bank stock, at cost	5,230	5,230	-	5,230	-
Interest receivable	3,556	3,556	-	3,556	-
Mortgage servicing rights	13,473	15,460	-	-	15,460

Financial liabilities
Deposits	$1,085,893	$1,080,874	$910,691	$170,183	$-
Short-term borrowings	19,754	19,754	-	19,754	-
FHLB advances	35,000	34,896	-	34,896	-
Trust preferred securities	10,310	9,589	-	9,589	-
Subordinated debt, net of issuance costs	19,582	18,710	-	18,710	-
Interest payable	623	623	-	623	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2021	amount	value	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$149,511	$149,511	$149,511	$-	$-
Interest bearing time deposits	2,643	2,643	-	2,643	-
Loans held for sale	7,472	7,561	-	7,561	-
Loans, net of allowance for loan losses	808,909	813,766	-	-	813,766
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	2,920	2,920	-	2,920	-
Mortgage servicing rights	12,034	12,629	-	-	12,629

Financial liabilities
Deposits	$1,113,045	$1,112,710	$956,541	$156,169	$-
Short-term borrowings	15,320	15,320	-	15,320	-
FHLB advances	5,500	5,596	-	5,596	-
Trust preferred securities	10,310	9,067	-	9,067	-
Subordinated debt, net of issuance costs	19,546	20,581	-	20,581	-
Interest payable	299	299	-	299	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 122,823 shares had been granted under the plan as of September 30, 2022.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of September 30, 2022, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first nine months of 2022.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan, which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three and nine months ended September 30, 2022 was $0.1 million and $0.5 million, respectively, and for the three and nine months ended September 30, 2021, was $0.1 million and $0.4 million, respectively.

As of September 30, 2022, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the nine months ended September 30, 2022.

	Shares	Weighted-Average Value per Share

Nonvested, January 1, 2022	40,922	$18.43
Granted	39,340	19.93
Vested	(25,939)	19.03
Forfeited	(1,299)	18.49
Nonvested, September 30, 2022	53,024	$19.24

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at September 30, 2022, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	the ever-changing effects of the novel coronavirus (COVID-19) pandemic – the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence of the spread of COVID-19 and variants thereof -- on national, regional and local economies, supply chains, labor markets and on our customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social or other activities), the development, availability and effectiveness of vaccines, and the implementation of fiscal stimulus packages;

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including the effects of inflation, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the conflict in Ukraine), and any slowdown in global economic growth, in addition to the continuing impact of the COVID-19 pandemic on our customers’ operations and financial condition, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	the transition away from LIBOR as a reference rate for financial contracts, which could negatively impact our income and expenses and the value of various financial contracts;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to the continuing inflationary pressures and the continuing impact of the COVID-19 pandemic;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclose or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, as well as the reforms provided for in the Coronavirus Aid, Relief and Economic Security (CARES) Act and the follow-up legislation in the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act of 2021;

●	the effect of changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	the effect of changes in accounting policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

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

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Net Income: Net income for the third quarter of 2022 was $3.3 million compared to net income of $4.1 million for the third quarter of 2021, a decrease of 18.5 percent. Diluted earnings per share (“DEPS”) of $0.47 were down 19.0 percent from DEPS of $0.58 for the third quarter of 2021. Net income for the third quarter of 2022 was positively impacted by the Company’s recapture of temporary impairment of $0.07 million on its mortgage servicing rights, while net income for the 2021 third quarter was positively impacted by a recovery of mortgage servicing rights of $0.25 million. Net income for the third quarter of 2022 was negatively impacted by the significant decline in mortgage loan volume and loan sales, as compared to the same period in 2021, as rising rates have nearly eliminated all refinance activity and continued compression of available housing inventory has constrained new purchase volume. Mortgage loan volume was down over 55 percent during the third quarter of 2022, and a lower percentage of originated volume was sold on the secondary market, as compared to the same period in 2021. In addition, Paycheck Protection Program (“PPP”) related revenue compared to the prior year was down by $1.13 million.

Provision for Loan Losses: The third quarter provision for loan losses was zero as compared to $0.3 million for the prior year quarter. Net recoveries for the quarter were $23,000 compared to net recoveries of $206,000 for the year-ago quarter. Total delinquent loans ended the quarter at $2.9 million, or 0.31 percent of total loans, which is flat to the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	September 30, 2022	September 30, 2021

Net recoveries – QTD/YTD	($23)/($19)	($206)/($188)
Nonaccruing loans	3,746	3,188
Accruing Troubled Debt Restructures	667	805
Nonaccruing and restructured loans	4,413	3,993
OREO / Other Assets Owned (OAO)	756	1,601
Nonperforming assets	5,169	5,594
Nonperforming assets/Total assets	0.40%	0.42%
Allowance for loan losses/Total loans	1.49%	1.63%
Allowance for loan losses/Nonperforming loans	313.2%	351.5%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $14.5 million for the third quarter of 2022, a decrease of $2.2 million, or 13.2 percent, from the $16.7 million generated during the third quarter of 2021.

Net interest income (“NII”) for the third quarter of 2022 was $10.4 million, which was up $0.4 million from the prior year third quarter’s $10.0 million. Comparing the third quarter of 2022 to the prior year third quarter, the Company’s earning assets decreased $43.8 million, but the average yield on earning assets increased by 47 basis points. The net interest margin, for the third quarter of 2022 was 3.46 percent compared to 3.21 percent for the third quarter of 2021. Funding costs (interest paid to consumers and other entities) for interest bearing liabilities for the third quarter of 2022 were 0.58 percent compared to 0.44 percent for the prior year third quarter. PPP fees and interest increased the 2021 net interest margin by 31 basis points.

Noninterest income was $4.0 million for the third quarter of 2022, which was down $2.6 million from the prior year third quarter’s $6.6 million. In addition to the mortgage revenue detailed below, wealth management revenue was $0.9 million for the third quarter of 2022. Recapture of our mortgage servicing rights impairment increased noninterest income by $0.07 million in the quarter. Our title agency contributed revenue of $0.5 million in the third quarter of 2022, even to the prior year. Noninterest income as a percentage of average assets for the third quarter of 2022 was 1.24 percent compared to 1.99 percent for the prior year third quarter.

State Bank originated $68.6 million of mortgage loans for the third quarter of 2022, of which $39.2 million was sold with the remainder of loans held for investment. This compares to $152.6 million originated for the third quarter of 2021, of which $123.1 million was sold with the remainder of loans held for investment. These third quarter 2022 originations and subsequent sales resulted in $0.9 million of gains, down $3.1 million from the gains for the third quarter of 2021. Net mortgage banking revenue was $1.4 million for the third quarter of 2022 compared to $4.1 million for the third quarter of 2021. The 2022 third quarter included a $0.07 million recapture of our mortgage servicing rights impairment compared to a $0.25 million valuation recapture for the third quarter of 2021. As detailed above, mortgage loan originations have decreased significantly in 2022 as rising rates have reduced refinance activity and compressed inventories of available housing have constrained new purchase volume.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2022 was $10.4 million, which was down $0.9 million compared to $11.3 million in the prior-year third quarter. The third quarter of 2022 included lower commission and incentives on mortgage sales, offset by higher equipment expense due to several technology related improvements.

Income Taxes: Income taxes for the third quarter of 2022 were $0.7 million (effective rate of 18.2 percent) compared to $1.0 million (effective rate of 19.8 percent) for the third quarter of 2021.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Net Income: Net income for the first nine months of 2022 was $9.0 million compared to net income of $14.9 million for the first nine months of 2021, a decrease of 39.9 percent. DEPS of $1.27 were down 38.9 percent from DEPS of $2.08 for the first nine months of 2021. Net income for both periods were positively impacted by the recapture of the Company’s temporary mortgage servicing rights impairment in the amounts of $1.2 million and $2.9 million for the first nine months of 2022 and 2021, respectively. Net income for the first nine months of 2022 was negatively impacted by the significant decline in mortgage loan volume and loan sales, as compared to the same period in 2021, as rising rates reduced refinance activity and compressed inventories of available housing constrained new purchase volume. Mortgage loan volume was down nearly 45 percent from the prior year and a lower percentage of originated volume was sold on the secondary market.

Loan growth since December 31, 2021 was $102.7 million with remaining balances on PPP loans down to $0.1 million at September 30, 2022.

Provision for Loan Losses: Provision for loan losses for the first nine months of 2022 was $0.0 million, compared to $1.05 million for the year-ago period. The Company had net recoveries of $19,000 for the first nine months of 2022 compared to net recoveries of $188,000 for the year-ago period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $43.0 million for the first nine months of 2022, a decrease of $9.9 million, or 18.7 percent, from the $52.9 million generated during the first nine months of 2021.

Net interest income was $28.5 million for the first nine months of 2022, which was down $0.3 million from $28.8 million for the prior year first nine months. Included in NII for the first nine months of 2022 was $0.1 million in fees and interest from PPP loans compared to $3.3 million for the prior year first nine months. Comparing the first nine months of 2022 to the first nine months of 2021, the Company’s earning assets decreased $4.4 million, and the yield on average earning assets decreased 2 basis points. The net interest margin for the first nine months of 2022 was 3.09 percent compared to 3.12 percent for the first nine months of 2021. Funding costs for interest bearing liabilities for the first nine months of 2022 were 0.45 percent compared to 0.46 percent for the prior year similar period.

Noninterest income was $14.5 million for the first nine months of 2022, which was down $9.6 million from $24.1 million for the prior year first nine months. In addition to the mortgage revenue detailed below, wealth management revenue was $2.8 million. During the first nine months, we sold $3.7 million in Small Business Administration (“SBA”) loans, with gains on sale of $0.5 million. Our title agency contributed revenue of $1.8 million in the first nine months of 2022. Noninterest income as a percentage of average assets for the first nine months of 2022 was 1.47 percent compared to 2.44 percent for the prior year first nine months.

State Bank originated $261.4 million of mortgage loans for the first nine months of 2022, which resulted in $161.2 million in loan sales, with the remainder of loans held for investment. This compares to $473.3 million originated for the first nine months of 2021, of which $378.9 million of loans were sold with the remainder of loans held for investment. These originations and subsequent sales resulted in $3.7 million of gains for the first nine months of 2022, compared to $14.1 million of gains for the first nine months of 2021. Net mortgage banking revenue was $6.1 million for the first nine months of 2022 compared to $16.4 million for the first nine months of 2021.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2022 was $32.0 million, which was down $1.2 million compared to the $33.2 million in the prior-year first nine months. For the year to date in 2022, lower incentives on mortgage activity and higher unfilled salaried positions throughout the Company, were offset by higher data processing and professional fee expense due to expanded implementation of technology solutions.

Income Taxes: Income taxes for the first nine months of 2022 were $2.0 million (effective rate of 18.1 percent) compared to $3.7 million (effective rate of 19.8 percent) for the first nine months of 2021. In addition to the impact of the lower pretax income, the first nine months of 2022 was impacted by having additional earning assets that are tax free in nature.

Changes in Financial Condition

Total assets at September 30, 2022 were $1.30 billion, a decrease of $27.5 million, or 2.1 percent, since December 31, 2021. Total loans, net of unearned income, were $925.2 million as of September 30, 2022, up $102.7 million, or 12.5 percent, from year-end. PPP loan balances of $0.1 million and $2.0 million were included in our total loans at September 30, 2022 and December 31, 2021, respectively.

Total deposits at September 30, 2022 were $1.09 billion, a decrease of $27.2 million, or 2.4 percent, since 2021 year end. Borrowed funds (consisting of FHLB advances, federal funds borrowed, REPO agreements, trust preferred securities and subordinated debt) totaled $84.6 million at September 30, 2022. This is up from year-end 2021 when borrowed funds totaled $50.7 million due to an increase in REPO agreements and FHLB advances. Total equity for the Company of $114.6 million now stands at 8.8 percent of total assets compared to the December 31, 2021 level of $144.9 million and 10.9 percent of total assets. The reduction was due to a $31.6 million increase in the unrealized loss on the Company’s investment portfolio.

The allowance for loan loss of $13.8 million is flat from the December 2021 year end level. The Company’s loan growth was offset by continued improvement of overall asset quality metrics, including reductions in non-performing assets and delinquencies.

Other liabilities are down $4.3 million from December 31, 2021 due to escrow balances held for our serviced mortgage customers at December 31 that were paid in the first quarter of 2022, and a reclassification of deferred taxes resulting from a change in unrealized losses in the securities portfolio.

Capital Resources

As of September 30, 2022, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2022 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of September 30, 2022 and December 31, 2021 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2022
Tier I Capital to average assets	$142,787	10.95%	$52,136	4.0%	$65,170	5.0%
Tier I Common equity capital to risk-weighted assets	142,787	13.32%	48,221	4.5%	69,653	6.5%

Tier I Capital to risk-weighted assets	142,787	13.32%	64,295	6.0%	85,727	8.0%
Total Risk-based capital to risk-weighted assets	156,187	14.58%	85,727	8.0%	107,158	10.0%

As of December 31, 2021
Tier I Capital to average assets	$133,202	10.18%	$52,324	4.0%	$65,405	5.0%
Tier I Common equity capital to risk-weighted assets	133,202	13.94%	42,986	4.5%	62,090	6.5%

Tier I Capital to risk-weighted assets	133,202	13.94%	57,314	6.0%	76,419	8.0%
Total Risk-based capital to risk-weighted assets	145,165	15.20%	76,419	8.0%	95,523	10.0%

Regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019 and are reflected in the September 30, 2022 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $276.3 million at September 30, 2022, compared to $422.9 million at December 31, 2021.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $730.9 million at September 30, 2022 and $645.1 million at December 31, 2021, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2022, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2022 and 2021 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2022 and September 30, 2021. Net cash provided by operating activities was $12.8 million for the nine months ended September 30, 2022 and $6.0 million for the nine months ended September 30, 2021. Highlights for the current year include $165.3 million in proceeds from the sale of loans, which is down $213.6 million from the prior year. Originations of loans held for sale was a use of cash of $158.3 million, which is down from the prior year by $213.2 million. For the nine months ended September 30, 2022, there was a gain on sale of loans of $4.2 million, and depreciation and amortization of $1.6 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2022 and September 30, 2021. Net cash used in investing activities was $133.0 million for the nine months ended September 30, 2022 and $77.9 million for the nine months ended September 30, 2021. Highlights for the current year include purchases of available-for-sale securities of $50.6 million. These cash payments were offset by $29.9 million in proceeds from maturities and sales of securities, which is down $4.7 million from the prior year nine-month period. The Company experienced a $102.7 million increase in loans, which is up $127.4 million from the prior year nine-month period.

The Company experienced negative cash flows from financing activities for the nine months ended September 30, 2022 and positive cash flows for the nine months ended September 30, 2021. Net cash used by financing activities was $1.4 million for the nine months ended September 30, 2022 and net cash provided by financing activities was $69.2 million for the nine months ended September 30, 2021. Highlights for the current period include a $45.9 million decrease in transaction deposits for the nine months ended September 30, 2022, which is down $179.5 million from the prior year. Certificates of deposit increased by $18.7 million in the current year compared to a decrease of $71.0 million for the prior year nine-month period. Net proceeds from Federal Home Loan Bank advances for the nine months ended September 30, 2022 were $29.5 million, an increase of $27.0 million from the prior year nine-month period.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of September 30, 2022 and December 31, 2021 was considered unlikely given the current interest rate environment and therefore, only the minus 100 and 200 basis point rate change was included in this analysis. The results are reflected in the following tables for September 30, 2022 and December 31, 2021.

Economic Value of Equity

September 30, 2022

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$291,715	$8,927	3.16%
+300 basis points	292,161	9,374	3.31%
+200 basis points	290,280	7,492	2.65%
+100 basis points	287,523	4,736	1.67%
Base Case	282,788	-	-
-100 basis points	273,051	(9,737)	-3.44%
-200 basis points	257,735	(25,053)	-8.86%

Economic Value of Equity

December 31, 2021

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$278,254	$35,684	14.71%
+300 basis points	273,190	30,620	12.62%
+200 basis points	265,711	23,142	9.54%
+100 basis points	256,110	13,540	5.58%
Base Case	242,570	-	-
-100 basis points	217,281	(25,289)	-10.43%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $732.4 million were pledged to meet FHLB collateralization requirements as of September 30, 2022. Based on the current collateralization requirements of the FHLB, the Company had approximately $92.3 million of additional borrowing capacity at September 30, 2022. The Company also had $154.6 million in unpledged securities available to pledge for additional borrowings.

The Company’s contractual obligations as of September 30, 2022 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of trust preferred securities of $10.3 million, and subordinated debt of $20.0 million, or $19.5 million, net of issuance costs. Total time deposits at September 30, 2022 were $175.2 million, of which $144.2 million mature beyond one year.

In addition, as of September 30, 2022, the Company had commitments to sell mortgage loans totaling $9.3 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 25, 2021, the Company announced a share repurchase program authorizing the repurchase of up to 750,000 common shares of the Company through May 31, 2022. On May 18, 2022, the Company announced that its Board of Directors had approved an extension of the Company’s share repurchase program through December 31, 2022. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended September 30, 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
07/01/22 - 07/31/22	52,763	$17.16	52,763	217,817
08/01/22 - 08/31/22	20,089	17.50	20,089	197,728
09/01/22 - 09/30/22	4,474	17.62	4,474	193,254
Total	77,326	$17.27	77,326	193,254

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

SB FINANCIAL GROUP, INC.

Date: November 4, 2022	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer