Form 10-K
period 2022-12-31
SB FINANCIAL GROUP, INC.
filed 2023-03-07
CIK 767405

2022 SB Financial Group, Inc. 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. Non-Accelerated Filer ☒ Smaller Reporting Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the closing price of the common shares as reported on the NASDAQ Capital Market as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $122.2 million. For this purpose, executive officers and directors of the registrant are considered affiliates.

The number of common shares of the registrant outstanding at February 24, 2023 was 7,003,063.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 19, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2022 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

i

PART I

Item 1. Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 14 of this Annual Report on Form 10-K.

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

State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates 22 banking centers, located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Williams and Wood, and one banking center located in Allen County, Indiana. State Bank also presently operates six loan production offices, located in Franklin and Lucas Counties, Ohio, Boone, Hamilton and Steuben Counties, Indiana, and Monroe County, Michigan. At December 31, 2022, State Bank had 257 full-time equivalent employees.

SBFG Title, LLC

SBFG Title, LLC dba Peak Title Agency (“SBFG Title”) was formed as an Ohio limited liability company in January 2019 and purchased all of the assets and real estate of an Ohio-based title agency effective March 15, 2019. SBFG Title provides title insurance and operates three locations located within the Ohio Counties of Franklin and Williams, and in Hamilton County, Indiana. At December 31, 2022, SBFG Title had 11 full- time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans and is presently inactive. At December 31, 2022, RFCBC had no employees.

Rurbanc Data Services

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) was formed in 1964 and became an Ohio corporation in June 1976. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”), which was merged into RDSI effective December 31, 2007. Effective January 1, 2018, the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining check and statement processing business operated through the DCM division. As a result of the sale, RDSI is presently inactive and had no employees at December 31, 2022.

Rurban Mortgage Company

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company and is presently inactive. At December 31, 2022, RMC had no employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2022, SBI had no employees.

SB Captive

SB Captive, Inc. (“SB Captive”) is a Nevada corporation and wholly owned subsidiary of SB Financial Group, Inc. SB Captive is a self-insurance company that provides coverage to State Bank and SB Financial Group. The purpose of the SB Captive is to mitigate insurance risk by participating in a pool with other banks. At December 31, 2022, SB Captive had no employees.

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

Regulation of Bank Holding Companies and Their Subsidiaries in General

The Company is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company is subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the “FRB”). The FRB has extensive enforcement authority over bank holding companies, including, without limitation, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries, including its subsidiary banks. In general, the FRB may initiate enforcement actions for violations of laws and regulations and for unsafe or unsound practices. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

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

As a result of the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act of 1999, which amended the Bank Holding Company Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are financial in nature include securities underwriting dealing and market- making, insurance underwriting and agency, and merchant banking activities. On January 2, 2019, the Company elected, and received approval from the FRB, to become a financial holding company.

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

The Federal Home Loan Bank (the “FHLB”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2022.

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by State Bank and the Company’s other subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (the “ODFI”) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2022, State Bank had $18.9 million of excess earnings over the preceding three years.

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

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which State Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (“PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law the CAA, which included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators”. As a participating lender in the PPP, State Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

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

On December 2, 2020, the federal bank regulatory agencies issued an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However, community banking organizations with assets approaching the $10.0 billion asset threshold and that would otherwise have become subject to additional regulatory requirements upon crossing such threshold, including requirements related to capital adequacy standards, debit card interchange fees and routing, and management official interlocks, had until January 1, 2022 to either reduce their size or to prepare for the new regulatory and reporting standards.

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

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off- balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. The Company currently anticipates recording a one-time cumulative effect adjustment upon adoption of CECL effective January 1, 2023, and does not anticipate utilizing the three-year phase in. The Company expects to maintain risk-based capital ratios in excess of “well- capitalized” after the impact of the one-time cumulative effect adjustment.

At December 31, 2022, State Bank was in compliance with all of the regulatory capital requirements to which it was subject. For State Bank’s capital ratios, see Note 16 to the Consolidated Financial Statements under Item of 8 of this report (the “Consolidated Financial Statements”).

The FRB has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FRB has less flexibility in determining how to resolve the problems of the institution. In addition, the FRB generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. State Bank’s capital at December 31, 2022, met the standards for the highest capital category, a “well- capitalized” bank.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions with less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models that estimate the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustments can deviate more than two basis points from the base assessment without notice and comment rule making. The FDIC may also impose special assessments in emergency situations, which fund the DIF. The FDIC has established 2 percent as the Designated Reserve Ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35 percent by September 30, 2020, the deadline imposed by the Dodd- Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%.The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion (“small bank credits”) beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of September 30, 2022, the DRR was 1.26%. Because the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023.

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

The Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the Bank Secrecy Act of 1970 (the “BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk- based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.

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

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act and rules adopted by the SEC in October 2022, to adopt and implement “clawback” policies procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards.

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

●	The Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria);
●	The Truth in Lending Act (requiring that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably);
●	The Fair Housing Act (making it unlawful for a lender to discriminate in housing-related lending activities against any person on the basis of certain criteria);
●	The Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located);
●	The Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs); and
●	Privacy provisions of the Gramm-Leach-Bliley Act (requiring financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access).

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber- attack. If State Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In November 2021, the OCC, the FRB and the FDIC issued a final rule, which became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

Furthermore, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require, once administrative rules are adopted, certain covered entities, including those in the financial services industry, to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

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

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and to store sensitive data. The Company employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. The Company also regularly invests in new products and technology to further enhance these tools and mechanisms. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

Human Capital Resources

Our employees are vital to our success in the financial services industry. As a human-capital intensive business, the long-term success of our company depends on our people. Our goal is to ensure that we have the right talent, in the right place, at the right time. We do that through our commitment to attracting, developing and retaining our employees.

We strive to attract individuals who are people-focused and share our values. We have a comprehensive program dedicated to selecting new talent and enhancing the skills of our employees. In our recruiting efforts, we strive to have a diverse group of candidates to consider for our roles.

We have designed a compensation structure that we believe is attractive to our current and prospective employees. We also offer our employees the opportunity to participate in a variety of professional and leadership development programs. Our programs include a variety of industry, product, technical, professional, business development, leadership and regulatory topics. These programs are available online and in-person. In addition, we encourage all employees to be involved in the communities we serve through various volunteer activities.

We seek to retain our employees by using their feedback to create and continually enhance programs that support their needs. We use company-wide surveys to solicit feedback from our employees. We have a formal annual goal setting and performance review process for our employees. We promote a values-based culture, an important factor in retaining our employees. Our training, to share and communicate our culture to all employees, plays an important part in this process. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture. We are committed to ensuring that all our employees feel welcomed, valued, respected and heard so that they can fully contribute their unique talents for the benefit of our customers, their careers, our company and our communities.

We monitor and evaluate various turnover and attrition metrics throughout our organization. Our annualized voluntary turnover is relatively low, as is the case for turnover of our top performers, a record which we attribute to our strong values-based culture, commitment to career development, and attractive compensation and benefit programs.

The Company employs approximately 268 full-time equivalent employees to whom a variety of benefits are provided. Management considers its relationship with its employees to be good.

Item 1A. Risk Factors.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, and in other statements that we make from time to time in filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our Board of Directors or management, including those relating to products and services; (c) statements of future economic performance; (d) statements of future customer attraction or retention; and (e) statements of assumptions underlying these statements. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “should”, “will allow”, “will continue”, “will likely result”, “will remain”, “would be”, or similar expressions.

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

Risk Factors

The following sets forth certain risk factors that we are believe are relevant to the Company and its business. These risk factors are not presented in any particular order and do not constitute all of the risks that may affect our business. Additional risks that are not presently known or that we currently deem to be immaterial could also have a material adverse impact on our business, financial condition, or results of operations.

Economic, Market and Political Risks:

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of collateral securing our loans.

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.

The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. In addition, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company and our clients and counterparties. Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remains likely to continue. Although the length, impact and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict has resulted, and could continue to result, in significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company’s business for an unknown period of time. Any of the above-mentioned events or disruptions could affect our business, financial condition and operating results, and may also magnify the impact of other risks described in this Form 10-K.

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

Changes in interest rates may affect the level of voluntary prepayments on our loans and may also affect the level of financing or refinancing by customers. Changes in interest rates may also negatively affect the ability of the Company’s borrowers to repay their loans, particularly as interest rates rise and adjustable rate loans become more expensive.

Interest rates are highly sensitive to many factors that are beyond our control. Some of these factors include: inflation, recession, unemployment, money supply, international disorders, and instability in domestic and foreign financial markets. The Company’s management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential adverse effects of changes in interest rates on the Company’s financial condition and results of operations. Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any significant, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

A transition away from London Inter-Bank Offered Rate (“LIBOR”) as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR has been used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks after June 30, 2023. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (the “ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference interest rates. SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

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

The Company’s primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, and the Company’s LIBOR-based borrowings (if any). The Company’s contracts generally include a LIBOR term (for example, one month, three month, or one year) plus an incremental margin rate. The Company is working through this transition via an in-house project team.

The Company has $10.3 million in Trust Preferred Securities (TRUP) that were originated in 2005. These securities are part of a large pool issued to community banks and have interest tied to LIBOR (see Note 12 to the Consolidated Financial Statements). The issuers of the Trust Preferred Securities have proposed SOFR as a replacement rate for the LIBOR-based interest rate and will amend the TRUP documents prior to LIBOR cessation.

We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows.

The economic impact of the COVID-19 pandemic or any other pandemic could adversely affect our business, financial condition, liquidity, and results of operations.

The COVID-19 pandemic has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The extent to which COVID-19 will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

COVID-19, including the spread of new variants thereof, or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy experiences new closures or downturns as a result of the COVID-19 pandemic, including the spread of new variants thereof, or a new pandemic, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 or new pandemic could have an adverse effect on us; and
●	adverse economic conditions could result in protracted volatility in the price of our common shares.

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

Moreover, the Financial Accounting Standards Board (the “FASB”) has changed its requirements for establishing the allowance for loan losses. On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, and is referred to as the CECL model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model requires significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations.

The new CECL accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. However, the FASB deferred the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022. The Company expects to recognize a one-time cumulative effect adjustment (increase) to the allowance for credit losses between $1.0 million and $2.0 million upon adoption as of January 1, 2023. In addition, the Company expects to establish a related reserve for unfunded commitments of between $1.0 million and $2.0 million as of January 1, 2023.

If real estate markets or the economy in general deteriorate, State Bank may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan- related losses. Additionally, banking regulators may require State Bank to increase its allowance for loan losses in the future, which could have a negative effect on the Company’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

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

In the future, we may acquire other financial institutions or branches or assets of other financial institutions. We may also open new branches, enter into new lines of business, or offer new products or services. Any such acquisition or expansion of our business will involve a number of expenses and risks, which may include some or all of the following:

●	the time and expense associated with identifying and evaluating potential acquisitions or expansions;

●	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target institutions;

●	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
●	any financing required in connection with an acquisition or expansion;

●	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

●	entry into unfamiliar markets and the introduction of new products and services into our existing business;

●	the possible impairment of goodwill associated with an acquisition and possible adverse short- term effects on our results of operations; and

●	the risk of loss of key employees and customers.

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

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, cybersecurity risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

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

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, social media and other marketing activities, and the implementation of environmental, social and governance (ESG) practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing activities. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation and regulatory action, and could have a material adverse effect on the price of our common shares or result in heightened volatility of our stock price.

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

There can be no assurance that we will not suffer such cyber-attacks or other information security breaches (or attempted breaches), or incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and our plans to continue to implement internet and mobile banking capabilities to meet customer demand. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance protective measures or to investigate and remediate any security vulnerabilities.

All of the types of cybersecurity incidents discussed above could result in damage to the Company’s reputation, loss of customer business, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of our common shares, all of which could result in financial loss and material adverse effects on the Company’s results of operations and financial condition.

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

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws and evolving regulation may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws and regulations or more stringent interpretations or enforcement policies with respect to existing laws or regulations may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

Legislative, Legal and Regulatory Risks:

FDIC insurance premiums may increase materially, which could negatively affect our profitability.

The FDIC insures deposits at FDIC insured financial institutions, including State Bank. The FDIC charges the insured financial institutions premiums to maintain the DIF at a certain level. During 2008 and 2009, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. In October 2022 adopted a final rule increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023. The FDIC recently adopted rules revising the assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

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

Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of these changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets held by a financial institution, the adequacy of a financial institution’s allowance for loan losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

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

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company will be required to comply with the new standard in the first quarter of 2023. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. The Company currently anticipates recording a one-time cumulative effect adjustment upon adoption of CECL effective January 1, 2023, and will not be utilizing the three-year phase in.

Noncompliance with the Bank Secrecy Act (BSA) and other anti-money laundering statutes and regulations could cause a material financial loss.

The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Financial Crimes Enforcement Network (“FinCEN”), a unit of the Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation- related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

In many cases, shareholders may receive a premium for their shares if we were purchased by another company. Ohio law and our Amended Articles of Incorporation, as amended (“Articles”), and Amended and Restated Regulations, as amended (“Regulations”), make it difficult for anyone to purchase us without the approval of our Board of Directors. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

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

We may experience increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance practices.

Financial institutions are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. State Bank owns this facility, with a portion of the facility utilized as a retail banking center. In addition, State Bank owns the land and buildings occupied by 21 of its banking centers and leases two other properties used as banking centers. The Company also occupies office space from various parties for loan production and other business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties which are owned by State Bank.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Delaware, Franklin, Fulton, Hancock, Lucas, Paulding, Williams and Wood counties of Ohio; Allen, Boone, Hamilton and Steuben counties of Indiana; and Monroe county of Michigan:

SB Financial Group, Inc. Property List as of December 31, 2022

($ in thousands)	Description/Address	Leased/ Owned	Total Deposits 12/31/22

Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$281,891

Banking Centers/Drive-Thru’s
1419	West High Street, Bryan, OH	Owned	51,585
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	41,217
312	Main Street, Delta, OH	Owned	23,015
4080	West Dublin Granville Road, Dublin, OH	Owned	77,113
104	North Michigan Avenue, Edgerton, OH	Owned	12,029
201	East Lincoln Street, Findlay, OH	Owned	22,771
408	South Main Street Suite A, Findlay, OH	Leased	594
12832	Coldwater Road, Fort Wayne, IN	Owned	24,478
1232	North Main Street, Bowling Green, OH	Owned	21,023
235	Main Street, Luckey, OH	Owned	29,496
133	East Morenci Street, Lyons, OH	Owned	22,139
930	West Market Street, Lima, OH	Owned	57,153
1201	East Main Street, Montpelier, OH	Owned	46,778
218	North First Street, Oakwood, OH	Owned	26,333
220	North Main Street, Paulding, OH	Owned	70,869
610	East South Boundary Street, Perrysburg, OH	Owned	17,709
119	South State Street, Pioneer, OH	Owned	38,003
6401	Monroe Street, Sylvania, OH	Owned	70,541
311	Main Street, Walbridge, OH	Owned	28,941
101	North Michigan Street, Edon, OH	Owned	60,572
1379	North Shoop Avenue, Wauseon, OH	Owned	62,415

Loan Production Offices
307	North Wayne Street, Angola, IN	Owned	N/A
10100	Lantern Road, Suite 240, Fishers, IN	Leased	N/A
94	Granville Street, Gahanna, OH	Owned	N/A
8204	Secor Road, Lambertville, MI	Leased	N/A
1900	Monroe Street, Suite 108, Toledo, OH	Leased	N/A
100	South Main Street, Suite 102, Zionsville, IN	Leased	N/A

Service Facilities (SBT/ SBFG Title)
104	Depot Street, Archbold, OH	Leased	N/A
105	East Holland Street, Archbold, OH	Leased	N/A
125	West Butler Street, Bryan OH	Owned	N/A
9101	Antares Avenue, Columbus, OH	Owned	N/A
1911	Baltimore Road, Defiance, OH	Leased	N/A
10100	Lantern Road, Fishers, IN	Leased	N/A

Total deposits			$1,086,665

SB Captive operates from office space located at 101 Convention Center Dr., Suite 850, Las Vegas, NV 89109.

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next five years. Aggregate rental expense for these leases was $0.20 million and $0.19 million for the years ended December 31, 2022 and 2021, respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2023	$227
2024	184
2025	149
2026	135
2027	117
Thereafter	727

Total minimum lease payments	$1,539

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

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Information about our Executive Officers

The following table lists the names and ages of the executive officers of the Company as of February 24, 2023, the positions presently held by each executive officer, and the business experience of each executive officer during his or her employment at the Company. Unless otherwise indicated, each person has held his or her principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	68	Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since March 2007.
Anthony V. Cosentino	61	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since June 2010.
Ernesto Gaytan	51	Executive Vice President and Chief Technology Innovation Officer of the Company and State Bank since November 2017.

Steven R. Walz	52	Executive Vice President and Chief Lending Officer of State Bank since December 2021; Senior Vice President and Chief Lending Officer of State Bank from September 2021 through December 2021; Senior Vice President and Chief Credit Officer of State Bank from November 2017 through November 2019; Vice President and Senior Credit Analyst of State Bank from September 2012 through November 2017; Assistant Vice President and Commercial Services Officer of State Bank from September 2011 to September 2012; Assistant Vice President and Credit Analyst of State Bank from January 2010 through September 2012; Began working for State Bank in October 2007 as a Credit Analyst; Mr. Walz left State Bank in November 2019 worked as President for K&P Medical Transport, LLC. prior to rejoining State Bank in September 2021,
Keeta J. Diller	66	Executive Vice President of the Company since July 2019; Executive Vice President and Chief Risk Officer of State Bank since July 2019; Senior Vice President and Chief Enterprise Risk Management Officer of State Bank from August 2018 through July 2019; Senior Vice President and Audit Coordinator and Director of Operations of State Bank from December 2011 through August 2018; Vice President and Internal Auditor of State Bank from January 2010 through December 2011; Corporate Secretary for the Company since 1996; Began working for State Bank in February 1990 as the Accounting Supervisor.
David A. Homoelle	55

Columbus Regional President and Residential Real Estate Executive of State Bank since May 2021; Columbus Regional President of State Bank from November 2007 through May 2021; Began working for State Bank in November 2007 as a Columbus Regional President.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG”. There were 6,935,462 common shares outstanding as of December 31, 2022, which were held by approximately 1,167 record holders.

The Company paid quarterly dividends on its common shares in the aggregate amounts of $0.48 per share and $0.44 per share in 2022 and 2021, respectively. The Company presently anticipates continuing to pay quarterly dividends in the future at similar levels. However, there is no guarantee that dividends on our common shares will continue in the future.

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

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
SB Financial Group, Inc.	100.00	90.50	110.59	105.35	116.11	107.93
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23

Source: S&P Global Market Intelligence

©2023

The table below reflects the common shares repurchased by the Company during the three months ended December 31, 2022. As of December 31, 2022, the Company had 480,682 shares remaining of the 500,000 approved under the Company’s existing share repurchase program which was authorized on December 21, 2022 and expires December 31, 2024.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/01/22 - 10/31/22	2,814	$17.05	2,814	492,825
11/01/22 - 11/30/22	4,440	16.83	4,440	488,385
12/01/22 - 12/31/22	7,703	16.70	7,703	480,682
Totals	14,957	$16.80	14,957	480,682

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SB Financial Group, Inc. (“SB Financial”), is a financial holding company registered with the Federal Reserve Board and subject to regulation under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, including The State Bank and Trust Company (“State Bank”), SB Financial is engaged in commercial and retail banking, wealth management and private client financial services.

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2022 and 2021.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company. The Company intends to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2022, the Company generated $18.2 million in noninterest income, or 31.6 percent of total operating revenue, from fee-based products. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management services, saleable business-based loans (small business and farm service) and title agency revenue. For the twelve months ended December 31, 2021, the Company generated $30.7 million in noninterest income, or 44.8 percent of total operating revenue from fee-based products.

Strengthen our penetration in all markets served: Over our 119-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Bowling Green, Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal but we believe our potential for growth is significant. In the past years, we have expanded and committed additional resources to our presence in the Findlay and Edgerton markets in particular; however, we continue to seek to expand the presence and penetration in all of our markets.

Expand product utilization by new and existing customers: As of December 31, 2022, we operated in 14 counties in Northwest Ohio and Northeast Indiana with 23 full service offices, 23 ATM’s and six loan production offices. Combined in the 14 counties of operation, we command 4.3 percent of the deposit market share, which has steadily grown.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2022, the Company serviced 8,514 residential mortgage loans with an aggregate principal balance of $1.35 billion. As of December 31, 2021, the Company serviced 8,614 loans with an aggregate principal balance of $1.36 billion.

Sustain asset quality: As of December 31, 2022, the Company’s asset quality metrics remained strong. Specifically, total nonperforming assets were $5.1 million, or 0.38 percent of total assets. Total delinquent loans at December 31, 2022 were 0.27 percent of total loans. As of December 31, 2021, the Company had total nonperforming assets of $6.5 million, or 0.49 percent of total assets. Total delinquent loans at December 31, 2021 were 0.46 percent of total loans.

The successful execution of these five strategies have enabled the Company to improve financial performance across a broad series of metrics. These metrics over the last five years are outlined in the following table. Specifically, the Company has increased total assets by $348.8 million, or 35.3 percent. The growth has been on both sides of the balance sheet over the five year period, with loans growing

$190.2 million or 24.6 percent and deposits growing $284.1 million or 35.4 percent.

During the prior five-year period, the Company has raised capital through the issuance of equity and debt to the market on two separate occasions during the period, which has raised equity capital significantly and expanded liquidity for potential strategic expansion. Strategic expansion has also occurred during the period with the acquisition of a small community bank (The Edon State Bank of Edon, Ohio) in 2020, the opening of three branch offices and the acquisition of two full service title agencies.

Financial Highlights

Year Ended December 31,

($ in thousands, except per share data)	2022	2021	2020	2019	2018
Earnings
Interest income	$44,569	$41,904	$42,635	$44,400	$39,479
Interest expense	5,170	4,020	6,705	9,574	6,212
Net interest income	39,399	37,884	35,930	34,826	33,267
Provision for loan losses	-	1,050	4,500	800	600
Noninterest income	18,231	30,697	30,096	18,016	16,624
Noninterest expense	42,314	44,808	43,087	37,410	34,847
Provision for income taxes	2,795	4,446	3,495	2,659	2,806
Net income	12,521	18,277	14,944	11,973	11,638
Preferred stock dividends	-	-	-	950	975
Net income available to common shareholders	12,521	18,277	14,944	11,023	10,663

Per Common Share Data
Basic earnings	$1.79	$2.58	$1.96	$1.71	$1.72
Diluted earnings	1.77	2.56	1.96	1.51	1.51
Cash dividends declared	0.48	0.44	0.40	0.36	0.32
Total equity per share	17.08	21.05	19.39	17.53	16.36

Average Balances
Average total assets	$1,318,781	$1,322,253	$1,161,396	$1,027,932	$947,266
Average equity	126,963	144,223	139,197	133,190	121,094

Ratios
Return on average total assets	0.95%	1.38%	1.29%	1.16%	1.23%
Return on average equity	9.86	12.67	10.74	8.99	9.61
Cash dividend payout ratio[1]	27.25	17.18	20.54	23.84	19.60
Average equity to average assets	9.63	10.91	11.99	12.96	12.78

Period End Totals
Total assets	$1,335,633	$1,330,854	$1,257,839	$1,038,577	$986,828
Available-for-sale securities	238,780	263,259	149,406	100,948	90,969
Loans held for sale	2,073	7,472	7,234	7,258	4,445
Total loans & leases	962,075	822,714	872,723	825,510	771,883
Allowance for loan losses	13,818	13,805	12,574	8,755	8,167
Total deposits	1,086,665	1,113,045	1,049,011	840,219	802,552
Advances from FHLB	60,000	5,500	8,000	16,000	16,000
Trust preferred securities	10,310	10,310	10,310	10,310	10,310
Subordinated debt, net	19,594	19,546	-	-	-
Total equity	118,428	144,929	142,923	136,094	130,435

1 Cash dividends on common shares divided by net income available to common.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2022 and 2021. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent, but undetected, losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan valuations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non- homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are also factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of imprecise risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

Deferred Tax Asset: The Company has evaluated its deferred tax asset to determine if it is more likely than not that the asset will be realized in the future. The Company’s most recent evaluation has determined that the Company will more likely than not be able to realize the remaining deferred tax asset.

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

Changes in Financial Condition

Total assets at December 31, 2022, were $1.34 billion, compared to $1.33 billion at December 31, 2021. Loans (excluding loans held for sale) were $962.1 million at December 31, 2022, compared to $822.7 million at December 31, 2021. Total deposits were $1.09 billion at December 31, 2022, compared to $1.11 billion at December 31, 2021. As client balance sheets and liquidity was utilized in the economy, deposit levels moderated and assets were reallocated from cash and securities into loans.

The following are the condensed average balance sheets of the Company for the years ending December 31 and includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2022			2021			2020
($ in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Taxable securities/cash	$330,549	$5,798	1.75%	$380,770	$3,386	0.89%	$185,480	$2,328	1.26%
Non-taxable securities	8,106	198	2.44%	7,802	353	4.52%	6,625	333	5.03%
Loans, net[1]	888,116	38,573	4.34%	854,521	38,165	4.47%	880,338	39,974	4.54%
Total earning assets	1,226,771	44,569	3.63%	1,243,093	41,904	3.37%	1,072,443	42,635	3.98%
Cash and due from banks	7,296			7,290			14,553
Allowance for loan losses	(13,808)			(13,422)			(10,165)
Premises and equipment	24,137			24,710			23,776
Other assets	74,385			60,582			60,789

Total assets	$1,318,781			$1,322,253			$1,161,396

Liabilities
Savings and interest-bearing demand deposits	$693,271	$2,258	0.33%	$672,296	$1,813	0.27%	$492,267	$3,152	0.64%
Time deposits	159,401	1,219	0.76%	177,918	1,316	0.74%	247,955	2,918	1.18%
Repurchase agreements & other	20,481	39	0.19%	22,821	42	0.18%	22,832	70	0.31%
Advances from FHLB	16,420	515	3.14%	6,507	188	2.89%	14,186	309	2.18%
Trust preferred securities	10,310	361	3.50%	10,310	199	1.93%	10,310	256	2.48%
Subordianted debt	19,570	778	3.98%	12,057	462	3.83%
Total interest-bearing liabilities	919,453	5,170	0.56%	901,909	4,020	0.45%	787,550	6,705	0.85%

Demand deposits	252,899			255,908			211,004
Other liabilities	19,466			20,213			23,645
Total liabilities	1,191,818			1,178,030			1,022,199
Shareholders’ equity	126,963			144,223			139,197

Total liabilities and shareholders’ equity	$1,318,781			$1,322,253			$1,161,396

Net interest income (tax equivalent basis)		$39,399			$37,884			$35,930

Net interest income as a percent of average interest-earning assets - GAAP measure			3.21%			3.05%			3.35%

Net interest income as a percent of averageinterest-earning assets - Non-GAAP measure [2]			3.22%			3.06%			3.36%
-- Computed on a fully tax equivalent basis (FTE)

[1]	Nonaccruing loans and loans held for sale are included in the average balances.
[2]	Interest on tax exempt securities and loans is computed on a tax equivalent basis using a 21 percent statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.15, $0.15 and $0.15 million in 2022, 2021 and 2020, respectively.

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume variance - change in volume multiplied by the previous year’s rate.
●	Rate variance - change in rate multiplied by the previous year’s volume.
●	Rate/volume variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Total
	Variance	Variance Attributable To
($ in thousands)	2022/2021	Volume	Rate

Interest income
Taxable securities	$2,412	$(447)	$2,859
Non-taxable securities[1]	(155)	14	(169)
Loans, net of unearned income and deferred fees[1]	408	1,500	(1,092)
Total interest income	2,665	1,067	1,598

Interest expense
Savings and interest-bearing demand deposits	445	57	388
Time deposits	(97)	(137)	40
Repurchase agreements & other	(3)	(4)	1
Advances from FHLB	327	286	41
Trust preferred securities	162	-	162
Subordinated debt	316	316	-
Total interest expense	1,150	518	632

Net interest income	$1,515	$549	$966

[1]	Interest on non-taxable securities and loans has been adjusted to fully tax equivalent

The maturity distribution and weighted-average interest rates of debt securities available-for-sale at December 31, 2022, are set forth in the table below. The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
($ in thousands)	Within 1 Year	Weighted Average Yield	1-5 Years	Weighted Average Yield	5-10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield

Available for sale:

U.S. Treasury and Government agencies	$243	0.64%	$1,022	2.45%	$5,499	1.78%	$-		$6,764	1.84%
Mortgage-backed securities	-		1,827	2.74%	29,142	1.65%	174,866	1.36%	205,835	1.41%
State and political subdivisions	837	3.38%	792	2.85%	1,893	4.37%	7,581	2.64%	11,103	2.97%
Other corporate securities	-		-		15,078	3.69%	-		15,078	3.69%

Total securities by maturity	$1,080	2.76%	$3,641	2.68%	$51,612	2.36%	$182,447	1.41%	$238,780	1.64%

[1]	Yields are presented on a tax-equivalent basis.

($ in thousands)	Years Ended December 31,
Total loans	2022	2021	% Change

Commercial business & agriculture	$192,478	$179,653	7.1%
Commercial real estate	412,635	381,168	8.3%
Residential real estate	291,512	206,424	41.2%
Consumer & other	65,005	55,156	17.9%

Total loans	961,630	822,401	16.9%

Net deferred costs (fees)	445	313	42.2%

Total loans, net deferred costs (fees)	962,075	822,714	16.9%

Loans held for sale	$2,073	$7,472	-72.3%

Total deposits	2022	2021	% Change

Noninterest bearing demand	$256,799	$247,044	3.9%
Interest-bearing demand	191,719	195,464	-1.9%
Savings & money market	447,267	514,033	-13.0%
Time deposits	190,880	156,504	22.0%

Total deposits	1,086,665	1,113,045	-2.4%

Total shareholders’ equity	$118,428	$144,929	-18.3%

Loans held for investment increased $139.4 million, or 16.9 percent, to $962.1 million at December 31, 2022, which was due to an increase in residential and commercial real estate lending during 2022. The Company booked a much higher portion of residential real estate production on the balance sheet as saleable pricing was not competitive during much of 2022.

Concentrations of Credit Risk: The Company makes commercial, real estate and installment loans to customers located mainly in the Tri-State region of Ohio, Indiana and Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2022, commercial business and agricultural loans made up approximately 29.6 percent of the loans held for investment (“HFI”) loan portfolio while commercial real estate loans accounted for approximately 42.5 percent of the HFI loan portfolio. Residential first mortgage loans made up approximately 20.9 percent of the HFI loan portfolio and are secured by first mortgages on residential real estate, while consumer loans to individuals made up approximately 7.0 percent of the HFI loan portfolio and are primarily secured by consumer assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates: The following table shows the maturity distribution of loans outstanding as of December 31, 2022. The amounts have been categorized between loans with a fixed or floating interest rate (floating rate loans have an adjustable interest rate that changes in accordance to a rate index).

Maturities and Sensitivities of Loans to Changes in Interest Rates
As of December 31, 2022

($ in thousands)	Within one year	After one, but within five years	After five, but within fifteen years	After fifteen years	Total
Loans with fixed interest rates:
Commercial & industrial	$1,527	$20,613	$28,442	$21	$50,603
Commercial real estate - owner occupied	461	3,662	7,822	-	11,945
Commercial real estate - nonowner occupied	3,181	19,356	13,257	142	35,936
Agricultural	131	4,214	9,341	1,595	15,281
Residential real estate	893	801	18,066	32,078	51,838
HELOC	-	-	-	-	-
Consumer	3,544	9,195	3,362	76	16,177
Total	$9,737	$57,841	$80,290	$33,912	$181,780
Loans with floating interest rates:
Commercial & industrial	$32,554	$9,351	$35,159	$423	$77,487
Commercial real estate - owner occupied	2,642	12,108	44,116	40,037	98,903
Commercial real estate - nonowner occupied	3,596	35,334	110,556	116,365	265,851
Agricultural	189	6,440	18,689	23,789	49,107
Residential real estate	7,920	364	12,962	218,428	239,674
HELOC	112	262	32,710	11,977	45,061
Consumer	335	3,432	-	-	3,767
Total	$47,348	$67,291	$254,192	$411,019	$779,850
Total loans:
Commercial & industrial	$34,081	$29,964	$63,601	$444	$128,090
Commercial real estate - owner occupied	3,103	15,770	51,938	40,037	110,848
Commercial real estate - nonowner occupied	6,777	54,690	123,813	116,507	301,787
Agricultural	320	10,654	28,030	25,384	64,388
Residential real estate	8,813	1,165	31,028	250,506	291,512
HELOC	112	262	32,710	11,977	45,061
Consumer	3,879	12,627	3,362	76	19,944
Total loans	$57,085	$125,132	$334,482	$444,931	$961,630

Deposits decreased $26.4 million, or 2.4 percent, to $1.09 billion at December 31, 2022. Deposits declined in 2022 after experiencing over $200 million in growth during 2021. Increased inflation and interest rates resulted in clients seeking higher returns on their deposit accounts. As a result, during 2022, we experienced a shift in the mix of our deposit balances as more of our clients moved balances to long-term time deposit accounts. Specifically, during 2022, time deposits increased $34.4 million, or 22 percent, while other deposits decreased $60.8 million, or 6 percent.

The average amount of deposits and weighted-average rates paid are summarized as follows for the years ended December 31:

	2022		2021		2020
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest bearing demand deposits	$693,271	0.33%	$672,296	0.27%	$492,267	0.64%
Time deposits	159,401	0.76%	177,918	0.74%	247,955	1.18%
Non interest bearing demand deposits	252,899	-	255,908	-	211,004	-
Totals	$1,105,571	0.31%	$1,106,122	0.28%	$951,226	0.64%

Time deposits that exceeded the FDIC insurance limit of $250,000 are summarized as follows:

($ in thousands)	2022	2021
Three months or less	$6,992	$1,033
Over three months through six months	102	415
Over six months and through twelve months	1,330	3,083
Over twelve months	6,949	238

Total	$15,373	$4,769

Shareholders’ equity at December 31, 2022, was $118.4 million or 8.9 percent of total assets compared to $144.9 million or 10.9 percent of total assets at December 31, 2021. Retained earnings increased during the year due to earnings of $12.5 million less dividends paid to common shareholders of $3.4 million and repurchases of Company common shares of $5.8 million. The fair market value of the bond portfolio regressed during 2022 due to the valuation adjustment on the portfolio, which resulted in a decline in accumulated other comprehensive income (“AOCI”) of $30.3 million.

The Company continued to repurchase its own stock during the year. Specifically, the Company repurchased approximately 317,000 shares during 2022 at an average price of $18.43 per share. As of December 31, 2022, the Company had 480,682 shares remaining of the 500,000 shares authorized for repurchase under the Company’s existing share repurchase program, which was authorized on December 21, 2022 and expires December 31, 2024.

Asset Quality	Years Ended December 31,
($ in thousands)	2022	2021	% Change

Nonaccruing loans	$3,682	$3,652	0.8%
Accruing restructured loans (TDRs)	654	725	-9.8%
Foreclosed assets and other assets held for sale, net	777	2,104	-63.1%
Nonperforming assets	5,113	6,481	-21.1%
Net recoveries	(13)	(181)	-92.8%
Loan loss provision	-	1,050	-100.0%
Allowance for loan losses	13,818	13,805	0.1%

Nonaccruing loans/total loans	0.38%	0.44%	-13.8%
Allowance/nonaccruing loans	375.29%	378.01%	-0.7%
Nonperforming assets/total assets	0.38%	0.49%	-21.4%
Net charge offs/average loans	0.00%	-0.02%	-95.0%
Allowance/loans	1.44%	1.68%	-14.4%
Allowance/nonperforming loans	318.68%	315.40%	1.0%

Nonperforming assets consisting of loans, Other Real Estate Owned (“OREO”) and accruing TDRs totaled $5.1 million, or 0.38 percent of total assets at December 31, 2022, a decrease of $1.4 million, or 21.1 percent from 2021. The Company had total net recoveries on loans in both 2022 and 2021, with $13,000 in net recoveries in 2022, following $181,000 in net recoveries for all of 2021. The Company’s allowance for loan losses at December 31, 2022, now covers nonperforming loans at 319 percent, up from 315 percent at December 31, 2021.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	Provision for Loan Loss	Net (Chargeoffs) Recoveries	Average Loans	Ratio of annualized net (chargeoffs) recoveries to average loans
December 31, 2022
Commercial & industrial	$(227)	$-	$126,496	0.00%
Commercial real estate - owner occupied	(135)	-	122,031	0.00%
Commercial real estate - nonowner occupied	(366)	-	276,805	0.00%
Agricultural	12	-	58,745	0.00%
Residential real estate	923	-	239,162	0.00%
HELOC	(84)	-	43,210	0.00%
Consumer	(123)	13	14,039	0.09%
Total	$-	$13	$880,488	0.00%

December 31, 2021
Commercial & industrial	$(1,411)	$227	$160,267	0.14%
Commercial real estate - owner occupied	505	-	118,713	0.00%
Commercial real estate - nonowner occupied	825	-	264,980	0.00%
Agricultural	103	-	53,122	0.00%
Residential real estate	975	6	195,277	0.00%
HELOC	(16)	-	43,488	0.00%
Consumer	69	(52)	11,546	-0.45%
Total	$1,050	$181	$847,393	0.02%

December 31, 2020
Commercial & industrial	$1,757	$(566)	$198,991	-0.28%
Commercial real estate - owner occupied	721	-	104,856	0.00%
Commercial real estate - nonowner occupied	1,128	-	269,924	0.00%
Agricultural	62	-	51,840	0.00%
Residential real estate	373	(42)	185,311	-0.02%
HELOC	203	(8)	47,227	-0.02%
Consumer	256	(65)	11,595	-0.56%
Total loans	$4,500	$(681)	$869,744	-0.08%

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

The Company has substantially increased the reserve level over the last several years. Specifically, since December 31, 2019 the allowance for loan losses balance has increased from $8.8 million to $13.8 million at December 31, 2022, which is an increase of $5.0 million or 59 percent. This increase was the result of $5.6 million in provision expense during the period ($4.5 million in 2020 and $1.1 million in 2021) and minimal charge-offs, which were just $0.5 million over the two-year period. The reserve has remained flat in 2022 as a result of increased loan growth that has been offset by improving economic conditions.

The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans
($ in thousands)	2022		2021		2020

Commercial & industrial	$1,663	12.0%	$1,890	14.9%	$3,074	23.4%
Commercial real estate - owner occupied	1,696	12.3%	2,588	14.5%	2,059	12.9%
Commercial real estate - nonowner occupied	4,584	33.2%	4,193	31.9%	3,392	29.5%
Agricultural	611	4.4%	599	7.0%	496	6.3%
Residential real estate	4,438	32.1%	3,515	25.1%	2,534	20.8%
Home equity line of credit (HELOC)	547	4.0%	631	5.1%	647	5.3%
Consumer	279	2.0%	389	1.6%	372	1.7%
	$13,818	100.0%	$13,805	100.0%	$12,574	100.0%

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

Regulatory capital reporting is required for State Bank only, as the Company is currently exempt from quarterly regulatory capital level measurement pursuant to the Small Bank Holding Company Policy Statement. As of December 31, 2022, State Bank met all regulatory capital levels required to be considered well-capitalized (see Note 16 to the Consolidated Financial Statements).

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

Earnings Summary – 2022 vs. 2021

Net income for 2022 was $12.5 million, or $1.77 per diluted share, compared with net income of $18.3 million, or $2.56 per diluted share, for 2021. State Bank reported net income for 2022 of $13.4 million, which was down from the $18.6 million in net income in 2021. SBFG Title reported net income for 2022 of $0.4 million, which was down from net income of $0.5 million in 2021.

Positive results for 2022 included loan growth of $141.4 million when excluding the impact of the PPP initiative, while deposits were slightly lower by $26.4 million. The Company completed the final forgiveness in December of 2022 from the nearly 1,200 PPP loans processed during 2020 and 2021. The mortgage banking business line, despite the headwinds from rapidly rising rates, continued to contribute in both balance growth and gain on sale. For the full year of 2022, residential real estate loan production was $313.0 million, with $4.3 million of revenue from gains on sale. The level of mortgage origination was down from the $600.0 million in 2021. The Company’s loans serviced for others ended the year at $1.35 billion, down slightly from $1.36 billion at December 31, 2021.

Operating revenue decreased by $11.0 million, or 3.9 percent, from $68.6 million in 2021 to $57.6 million in 2022 due to decreased PPP fees, OMSR recapture and significantly lower mortgage gain revenue. SBFG Title increased revenue by $0.1 million to $2.2 million for 2022.

Operating expense decreased by $2.5 million, or 5.6 percent, from $44.8 million in 2021 to $42.3 million in 2022, due to lower incentive and commission levels, which were offset by higher medical costs and increased spending on technology.

Results of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2022	2021	% Change

Total assets	$1,335,633	$1,330,854	0.4%
Total investments	238,780	263,259	-9.3%
Loans held for sale	2,073	7,472	-72.3%
Loans, net of unearned income	962,075	822,714	16.9%
Allowance for loan losses	13,818	13,805	0.1%
Total deposits	1,086,665	1,113,045	-2.4%

Total operating revenue[1]	$57,630	$68,581	-16.0%
Net interest income	39,399	37,884	4.0%
Loan loss provision	-	1,050	-100.0%
Noninterest income	18,231	30,697	-40.6%
Noninterest expense	42,314	44,808	-5.6%
Net income	12,521	18,277	-31.5%
Diluted earnings per share	1.77	2.56	-30.9%

[1]	Operating revenue equals net interest income plus noninterest income.

Net interest income was $39.4 million for 2022 compared to $37.9 million for 2021, an increase of $1.5 million or 4.0 percent. Despite the reduction in PPP fees of $3.6 million compared to 2021, 2022 margin revenue was able to grow due to a favorable shift in mix on the balance sheet. Average earning assets decreased slightly to $1.23 billion in 2022, compared to $1.24 billion in 2021, due lower cash and securities, partially offset by the increase in our loan portfolio. The consolidated 2022 full year net interest margin on an FTE basis increased 16 basis points to 3.22 percent compared to 3.06 percent for the full year of 2021. The Company benefited from the Federal Reserve’s seven interest rate increases in 2022, which increased margin revenue from our variable rate loans and securities.

Zero provision for loan losses was taken in 2022 compared to $1.0 million taken for 2021. For 2022, net recoveries totaled $0.01 million, compared to net recoveries of $0.18 million or (0.02) percent of average loans, for 2021.

Noninterest Income	Years Ended December 31,
($ in thousands)	2022	2021	% Change
Wealth management fees	$3,728	$3,814	-2.3%
Customer service fees	3,378	3,217	5.0%
Gains on sale of residential loans & OMSR’s	4,298	17,255	-75.1%
Mortgage loan servicing fees, net	2,964	2,940	-0.8%
Gain on sale of non-mortgage loans	566	158	258.2%
Title insurance income	2,229	2,089	6.7%
Other	1,068	1,224	-12.7%
Total noninterest income	$18,231	$30,697	-40.6%

Total noninterest income was $18.2 million for 2022 compared to $30.7 million for 2021, representing a decrease of $12.5 million, or 40.6 percent, year-over-year. Mortgage gain on sale was down significantly from the record year in 2021 by $13.0 million. The Company sold $184.8 million of originated mortgages into the secondary market in 2022, which due to being less than the amortization on the serviced portfolio, reduced the size of our serviced loan portfolio to $1.35 billion at December 31, 2022 from $1.36 billion at December 31, 2021. Sales of non-mortgage loans (small business and farm credits) increased in 2022 as compared to 2021, as SBA activity returned to normal production. The Company saw its wealth management assets under management decline by $111.2 million to $507.13 million, however price increases and higher brokerage activity held the revenue decline for the year to only 2.3 percent.

Noninterest Expense	Years Ended December 31,
($ in thousands)	2022	2021	% Change
Salaries & employee benefits	$24,142	$26,838	-10.0%
Net occupancy expense	2,993	3,048	-1.8%
Equipment expense	3,616	3,281	10.2%
Data processing fees	2,510	2,579	-2.7%
Professional fees	3,214	3,027	6.2%
Marketing expense	911	784	16.2%
Telephone and communications	474	581	-18.4%
Postage and delivery expense	422	414	1.9%
State, local and other taxes	1,082	1,175	-7.9%
Employee expense	613	663	-7.5%
Other expense	2,337	2,418	(3.3%)
Total noninterest expense	$42,314	$44,808	-5.6%

Total noninterest expense was $42.3 million for 2022 compared to $44.8 million for 2021, representing a $2.5 million, or 5.6 percent, decrease year-over-year. Total full-time equivalent employees ended 2022 at 269, which was down one from year end 2021.

Earnings Summary – 2021 vs. 2020

Net income for 2021 was $18.3 million, or $2.56 per diluted share, compared with net income of $14.9 million, or $1.96 per diluted share, for 2020. State Bank reported net income for 2021 of $18.6 million, which was up from the $16.0 million in net income in 2020. SBFG Title reported net income for 2021 of $0.5 million, which was down from net income of $0.6 million in 2020.

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

Operating revenue increased by $2.6 million, or 3.9 percent, from $66.0 million in 2021 to $68.6 million in 2020 due to increased PPP fees and OMSR recapture which offset lower mortgage gain revenue. SBFG Title increased revenue by $0.1 million to $2.1 million for 2022.

Operating expense increased by $1.7 million, or 4.0 percent, from $43.1 million in 2021 to $44.8 million in 2020, due to compensation and fringe benefit cost increases and higher spend on technology/digital initiatives. These expense increases were offset by lower mortgage commission expense due to lower volume.

Goodwill, Intangibles and Capital Purchases

The Company completed its most recent annual goodwill impairment review as of December 31, 2022. At December 31, 2022, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest-bearing deposits in other financial institutions, securities available-for-sale, loans held for sale and borrowings from various sources. These assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $270.8 million at December 31, 2022, compared to $422.9 million at December 31, 2021.

The Company does not have material cash requirements for capital expenditures over the next year. Any cash needs for capital requirements would be funded by cash existing at the Company. It is not anticipated that the Company will be required to initiate external borrowings in order to fund ongoing operations.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $768.5 million at December 31, 2022, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2022, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $80.9 million of additional borrowing capacity existed at December 31, 2022.

At December 31, 2022 and 2021, the Company had $56.0 million in federal funds lines available. The Company also had $166.5 million in unpledged securities at December 31, 2022 available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2022 and 2021 follows:

The Company experienced positive cash flows from operating activities in 2022 and 2021. Net cash from operating activities was $25.6 million and $17.3 million for the years ended December 31, 2022 and 2021, respectively. Significant operating items for 2022 included gain on sale of loans of $4.9 million and net income of $12.5 million. Cash provided by the sale of loans held for sale were $189.5 million. Cash used in the origination of loans held for sale were $181.2 million.

The Company experienced negative cash flows from investing activities in 2022 and 2021. Net cash used in investing activities was $165.7 million and $72.0 million for the years ended December 31, 2022 and 2021, respectively. The changes for 2022 include the purchase of available-for-sale securities of $50.6 million, and net increase in loans of $139.7 million. The changes for 2021 include the purchase of available- for-sale securities of $170.7 million and net decrease in loans of $48.5 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $35.9 million and $50.5 million in 2022 and 2021, respectively.

The Company experienced positive cash flows from financing activities in 2022 and 2021. Net cash from financing activities was $18.4 million and $63.6 million for the years ended December 31, 2022 and 2021, respectively. Negative cash flows of $26.4 million and positive cash flows of $64.0 million is attributable to the change in deposits for 2022 and 2021, respectively.

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

Economic Value of Equity December 31, 2022 ($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$264,361	$(61,360)	-18.84%
+300 basis points	284,602	(41,120)	-12.62%
+200 basis points	303,265	(22,457)	-6.89%
+100 basis points	319,473	(6,249)	-1.92%
Base Case	325,722	-	-
-100 basis points	321,550	(4,172)	-1.28%
-200 basis points	305,242	(20,480)	-6.29%
-300 basis points	293,718	(32,004)	-9.83%
-400 basis points	271,404	(54,318)	-16.68%

Economic Value of Equity December 31, 2021 ($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$278,254	$35,684	14.71%
+300 basis points	273,190	30,620	12.62%
+200 basis points	265,711	23,142	9.54%
+100 basis points	256,110	13,540	5.58%
Base Case	242,570	-	-
-100 basis points	217,281	(25,289)	-10.43%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Asset liability management involves developing, executing and monitoring strategies to maintain appropriate liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on current and future earnings. The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available-for-sale) which are primarily funded by interest- bearing liabilities (deposits and borrowings). With the exception of specific loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company’s primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets are funded with short- term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will either have lower net interest income or possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate-sensitive assets are funded by longer-term, fixed-rate liabilities in a declining rate environment.

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2022 and 2021 the Company entered into interest rate swap agreements as an accommodation to certain loan customers (see Note 8 to the Consolidated Financial Statements). The Company may purchase such instruments in the future if market conditions are favorable.

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

SB Financial Group, Inc.

Consolidated Balance Sheets
at December 31,

($ in thousands)
	2022	2021
Assets
Cash and due from banks	$27,817	$149,511
Interest bearing time deposits	2,131	2,643
Available-for-sale securities	238,780	263,259
Loans held for sale	2,073	7,472
Loans, net of unearned income	962,075	822,714
Allowance for loan losses	(13,818)	(13,805)
Premises and equipment, net	22,829	23,212
Federal Reserve and Federal Home Loan Bank Stock, at cost	6,326	5,303
Foreclosed assets and other assets held for sale, net	777	2,104
Interest receivable	4,091	2,920
Goodwill	23,239	23,191
Cash value of life insurance	28,870	17,867
Mortgage servicing rights	13,503	12,034
Other assets	16,940	12,429
Total assets	$1,335,633	$1,330,854

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$256,799	$247,044
Interest bearing demand	191,719	195,464
Savings	191,272	237,571
Money market	255,995	276,462
Time deposits	190,880	156,504
Total deposits	1,086,665	1,113,045

Repurchase agreements	14,923	15,320
Federal Home Loan Bank advances	60,000	5,500
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,594	19,546
Interest payable	769	299
Other liabilities	24,944	21,905
Total liabilities	1,217,205	1,185,925

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2022 - 0 shares outstanding, 2021 - 0 shares outstanding
	-	-
Common stock, no par value;
2022 - 10,500,000 shares authorized, 8,525,375 shares issued; 2021 - 10,000,000 shares authorized, 8,180,712 shares issued	61,319	54,463
Additional paid-in capital	15,087	14,944
Retained earnings	101,966	99,716
Accumulated other comprehensive loss	(32,120)	(1,845)
Treasury stock, at cost;
(2022 - 1,589,913 common shares; 2021 - 1,296,382 common shares)	(27,824)	(22,349)
Total shareholders’ equity	118,428	144,929
Total liabilities and shareholders’ equity	$1,335,633	$1,330,854

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income
Years Ended December 31,

($ in thousands, except per share data)	2022	2021
Interest Income
Loans
Taxable	$38,238	$37,959
Tax exempt	335	206
Securities
Taxable	5,798	3,386
Tax exempt	198	353
Total interest income	44,569	41,904

Interest Expense
Deposits	3,477	3,129
Repurchase agreements & other	39	42
Federal Home Loan Bank advance expense	515	188
Trust preferred securities expense	361	199
Subordinated debt expense	778	462
Total interest expense	5,170	4,020

Net Interest Income	39,399	37,884
Provision for loan losses	-	1,050

Net interest income after provision for loan losses	39,399	36,834

Noninterest Income
Wealth management fees	3,728	3,814
Customer service fees	3,378	3,217
Gain on sale of mortgage loans & OMSR	4,298	17,255
Mortgage loan servicing fees, net	2,964	2,940
Gain on sale of non-mortgage loans	566	158
Title insurance income	2,229	2,089
Other income	1,068	1,224
Total noninterest income	18,231	30,697

Noninterest Expense
Salaries and employee benefits	24,142	26,838
Net occupancy expense	2,993	3,048
Equipment expense	3,616	3,281
Data processing fees	2,510	2,579
Professional fees	3,214	3,027
Marketing expense	911	784
Telephone and communications	474	581
Postage and delivery expense	422	414
State, local and other taxes	1,082	1,175
Employee expense	613	663
Other expense	2,337	2,418
Total noninterest expense	42,314	44,808

Income before income tax	15,316	22,723

Provision for income taxes	2,795	4,446

Net Income	$12,521	$18,277

Basic earnings per common share	$1.79	$2.58

Diluted earnings per common share	$1.77	$2.56

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

($ in thousands)	2022	2021

Net income	$12,521	$18,277
Other comprehensive (loss)
Available for sale investment securities:
Gross unrealized holding (loss) arising in the period	(38,323)	(5,133)
Related tax benefit	8,048	1,078
Net effect on other comprehensive (loss)	(30,275)	(4,055)
Total comprehensive income (loss)	$(17,754)	$14,222

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

				Accumulated Other
($ in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2022	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929
Net income			12,521			12,521
Other comprehensive loss				(30,275)		(30,275)
Stock dividends on common (344,663 shares)	6,856		(6,864)			(8)
Dividends on common, $0.48 per share			(3,407)			(3,407)
Restricted stock vesting		(425)			425	-
Repurchased stock (317,356 shares)					(5,900)	(5,900)
Stock based compensation expense		568				568
December 31, 2022	$61,319	$15,087	$101,966	$(32,120)	$(27,824)	$118,428

				Accumulated Other
($ in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2021	$54,463	$14,845	$84,578	$2,210	$(13,173)	$142,923
Net income			18,277			18,277
Other comprehensive loss				(4,055)		(4,055)
Dividends on common, $0.44 per share			(3,139)			(3,139)
Restricted stock vesting		(344)			344	-
Repurchased stock (507,721 shares)					(9,520)	(9,520)
Stock based compensation expense		443				443
December 31, 2021	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.
Consolidated Statements of Cash Flows
Investing Activities Years Ended December 31,

($ in thousands)
	2022	2021
Operating Activities
Net Income	$12,521	$18,277
Items not requiring (providing) cash
Depreciation and amortization	2,196	2,262
Provision for loan losses	-	1,050
Expense of share-based compensation plan	568	443
Amortization of premiums and discounts on securities	897	1,236
Amortization of intangible assets	69	71
Amortization of originated mortgage servicing rights	1,749	3,885
Impairment (recovery) of mortgage servicing rights	(1,279)	(3,436)
Deferred income taxes	2,709	2,302
Proceeds from sale of loans held for sale	189,515	490,557
Originations of loans held for sale	(181,192)	(478,119)
Gain from sale of loans	(4,864)	(17,413)
Changes in
Interest receivable	(1,171)	879
Other assets	(2,014)	2,006
Interest payable & other liabilities	5,865	(6,743)
Net cash provided by operating activities	25,569	17,257

Investing Activities
Purchases of available-for-sale securities	(50,618)	(170,694)
Proceeds from maturities of interest bearing time deposits	512	3,180
Proceeds from maturities of available-for-sale securities	35,878	50,471
Net change in loans	(139,670)	48,503
Purchase of premises, equipment	(1,896)	(2,427)
Purchase of bank owned life insurance	(10,500)	(50)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(1,023)	-
Proceeds from sale of foreclosed assets	1,646	129
Acquisition, net of cash acquired (paid)	-	(1,100)
Net cash used in investing activities	(165,671)	(71,988)

Financing Activities
Net increase (decrease) in demand deposits, money
market, interest checking & savings accounts	(60,756)	137,079
Net increase (decrease) in time deposits	34,376	(73,045)
Net decrease in securities sold under agreements to repurchase	(397)	(4,869)
Proceeds from Federal Home Loan Bank advances	232,000	-
Repayment of Federal Home Loan Bank advances	(177,500)	(2,500)
Stock repurchase plan	(5,900)	(9,520)
Dividends on common shares	(3,415)	(3,139)
Net cash provided by financing activities	18,408	63,552
Increase in cash and cash equivalents	(121,694)	8,821
Cash and cash equivalents, beginning of year	149,511	140,690
Cash and cash equivalents, end of year	$27,817	$149,511
Supplemental cash flow information
Interest paid	$4,700	$4,337
Income taxes paid	$-	$4,230
Supplemental non-cash disclosure
Recognition of right-of-use lease assets	$-	$318
Transfer of loans to foreclosed assets	$322	$1,687
Stock dividends declared and paid	$6,856	$-

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2022 and 2021

Note 1: Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (the “Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), SBFG Title, LLC dba Peak Title Agency (“SBFG Title”), SB Captive, Inc. (“SB Captive”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”) and State Bank Insurance, LLC (“SBI”). The Company is primarily engaged in providing a full range of banking and wealth management services to individual and corporate customers primarily located in Ohio, Indiana, and Michigan. The Company is subject to competition from other financial institutions in its market areas. The Company is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2022 and 2021, cash equivalents consisted primarily of interest-bearing and noninterest bearing demand deposit balances held by correspondent banks.

At December 31, 2022, the Company’s correspondent cash accounts exceeded federally insured limits by

$1.6 million. Additionally, the Company had approximately $9.8 million of cash held by the FRB and the FHLB, which is not federally insured.

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

Long-lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset’s cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long- lived asset exceeds its fair value.

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

Core Deposits and Other Intangibles

Intangible assets are being amortized on a straight-line basis over weighted-average periods ranging from one to eight years. Such assets are periodically evaluated as to the recoverability of their carrying value. Purchased software is being amortized using the straight-line method over periods ranging from one to three years.

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

Share-Based Employee Compensation Plan

At December 31, 2022 and 2021, the Company had a share-based employee compensation plan (see Note 18 to the Consolidated Financial Statements).

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2019. As of December 31, 2022, the Company had no uncertain income tax positions.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available- for-sale securities. AOCI consists solely of the cumulative unrealized gains and losses on available-for-sale securities net of income tax.

Subordinated Debt

At December 31, 2022, the Company had subordinated debt obligations of $20.0 million related to its 3.65% Fixed to Floating Rate Subordinated Notes due 2031, which were issued and sold by the Company on May 27, 2021. The Subordinated Notes were issued in order to provide additional funds for various corporate obligations of the Company, including share buybacks, acquisition costs and organic asset growth (see Note 13 to the Consolidated Financial Statements).

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

Interest income is the largest source of revenue for the Company and is primarily recognized on an accrual basis.

Noninterest income is earned through a variety of financial and transaction services provided to corporate and consumer clients such as trust and wealth advisory, deposit account, debit card, mortgage banking and title insurance.

New and applicable accounting pronouncements:

ASU No. 2020-01: Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323 and Topic 815

This guidance was issued in January 2020 to clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for fiscal years beginning after December 15, 2020. The impact of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. However, on October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, which was codified in the final ASU issued by the FASB on November 15, 2019. As a result, because the Company qualified as a smaller reporting company, based on its most recent determination under applicable rules of the Securities and Exchange Commission, as of November 15, 2019, the Company is not subject to ASU 2016-13 until its annual and interim periods beginning January 1, 2023.

The Company established a committee and engaged an outside consultant to assist in the transition to the new standard. Specific loan level history was incorporated into the model and the Company is comfortable with the assumptions related to each loan product type. The Company expects to recognize a one-time cumulative effect adjustment (increase) to the allowance for credit losses between $1.0 million and $2.0 million upon adoption as of January 1, 2023. In addition, the Company expects to establish a related reserve for unfunded commitments of between $1.0 million and $2.0 million as of January 1, 2023.

ASU No. 2022-02: Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures

This guidance was issued in March 2022 to enhance the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulties. The amendments in this update require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The guidance is effective beginning after December 15, 2022. The impact of this new guidance should not have a material impact on the Company’s consolidated financial statements.

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)

This guidance provides temporary options to ease the potential burden in accounting for reference rate reform. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective as of March 12, 2020 through December 31, 2022. However, a deferral of the implementation of the Reference Rate Reform was issued in December of 2022, which extends the implementation to December 31, 2024. The Company anticipates being fully prepared to implement a replacement for the reference rate and has determined that any change will not have a material impact to the consolidated financial statements.

Note 2: Earnings Per Share

Earnings per common share (“EPS”) is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2022 and 2021 is computed as follows:

	Twelve Months Ended December 31,
($ and outstanding shares in thousands - except per share data)	2022	2021

Net Income	$12,521	$18,277
Less net income allocated to participating securities	27	21

Net income allocated to common shares	$12,494	$18,256

Weighted average shares outstanding for basic earnings per share	7,005	7,083
Average participating securities	37	47

Weighted average shares outstanding for diluted earnings per share	7,042	7,130

Basic earnings per common share	$1.79	$2.58

Diluted earnings per common share	$1.77	$2.56

There were no anti-dilutive shares in 2022 or 2021.

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

On January 25, 2022, the Company filed a Certificate of Amendment with the Ohio Secretary of State to amend Article FIRST of its Amended Articles of Incorporation to increase the authorized number of common shares, without par value, of the Company from 10,000,000 to 10,500,000.The addition of these authorized shares did not have a material impact on the Company’s consolidated financial statements.

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2022:
U.S. Treasury and Government agencies	$7,636	$-	$(872)	$6,764
Mortgage-backed securities	241,741	4	(35,910)	205,835
State and political subdivisions	12,862	10	(1,769)	11,103
Other corporate securities	17,200	-	(2,122)	15,078

Totals	$279,439	$14	$(40,673)	$238,780

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2021:
U.S. Treasury and Government agencies	$8,986	$135	$(16)	$9,105
Mortgage-backed securities	231,057	614	(3,537)	228,134
State and political subdivisions	12,352	536	(9)	12,879
Other corporate securities	13,200	2	(61)	13,141

Totals	$265,595	$1,287	$(3,623)	$263,259

The amortized cost and fair value of securities available-for-sale at December 31, 2022, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,092	$1,080
Due after one year through five years	1,882	1,814
Due after five years through ten years	25,490	22,470
Due after ten years	9,234	7,581
	37,698	32,945
Mortgage-backed securities	241,741	205,835

Totals	$279,439	$238,780

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $53.9 million at December 31, 2022, and $54.2 million at December 31, 2021. Securities delivered for repurchase agreements (not included above) were $17.8 million at December 31, 2022 and $23.6 million at December 31, 2021.

There were no realized gains or losses on available-for-sale securities in 2022 and 2021.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. There were 144 securities and 65 securities reported with amounts less than their historical value at December 31, 2022 and 2021, respectively. Total fair value of these investments were $235.5 million and $214.2 million at December 31, 2022 and 2021, respectively, which was approximately 99 percent and 81 percent, respectively, of the Company’s available-for-sale investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than- temporary impairment is identified.

The following tables present securities with unrealized losses at December 31, 2022 and 2021:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$3,788	$(452)	$2,974	$(420)	$6,762	$(872)
Mortgage-backed securities	52,351	(5,234)	153,055	(30,676)	205,406	(35,910)
State and political subdivisions	7,461	(1,370)	1,268	(399)	8,729	(1,769)
Other corporate securities	12,015	(1,736)	2,564	(386)	14,579	(2,122)

Totals	$75,615	$(8,792)	$159,861	$(31,881)	$235,476	$(40,673)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$3,397	$(16)	$-	$-	$3,397	$(16)
Mortgage-backed securities	183,727	(2,856)	18,566	(681)	202,293	(3,537)
State and political subdivisions	1,673	(9)	-	-	1,673	(9)
Other corporate securities	6,889	(61)	-	-	6,889	(61)

Totals	$195,686	$(2,942)	$18,566	$(681)	$214,252	$(3,623)

The unrealized loss on the securities portfolio increased by $37.1 million as of December 31, 2022, from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other- than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income (loss).

Note 4: Loans and Allowance for Loan Losses

The following tables present the categories of loans at December 31, 2022 and 2021:

	Total Loans		Nonaccrual Loans
($ in thousands)	December 2022	December 2021	December 2022	December 2021

Commercial & industrial	$128,090	$122,250	$114	$143
Commercial real estate - owner occupied	110,848	118,891	-	88
Commercial real estate - nonowner occupied	301,787	262,277	210	466
Agricultural	64,388	57,403	-	-
Residential real estate	291,512	206,424	3,020	2,484
Home equity line of credit (HELOC)	45,061	41,682	310	464
Consumer	19,944	13,474	28	7

Total loans	$961,630	$822,401	$3,682	$3,652

Net deferred costs (fees)	$445	$313

Total loans, net deferred costs (fees)	$962,075	$822,714

Allowance for loan losses	$(13,818)	$(13,805)

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

Listed below is a summary of loan commitments, unused lines of credit and standby letters of credit as of December 31, 2022 and 2021.

($ in thousands)	2022	2021
Loan commitments and unused lines of credit	$221,668	$219,618
Standby letters of credit	1,336	2,060
Totals	$223,004	$221,678

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

The following tables present the balance of the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2022 and 2021:

($ in thousands) For the Twelve Months Ended December 31, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,890	$6,781	$599	$3,515	$1,020	$13,805
Charge offs	-	-	-	-	(34)	(34)
Recoveries	-	-	-	-	47	47
Provision	(227)	(501)	12	923	(207)	-
Ending balance	$1,663	$6,280	$611	$4,438	$826	$13,818

December 31, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance: individually evaluated for impairment	$-	$-	$-	$138	$2	$140
Ending balance: collectively evaluated for impairment	$1,663	$6,280	$611	$4,300	$824	$13,678

Totals	$1,663	$6,280	$611	$4,438	$826	$13,818

Loans:
Ending balance: individually evaluated for impairment	$204	$347	$-	$2,863	$114	$3,528
Ending balance: collectively evaluated for impairment	$127,886	$412,288	$64,388	$288,649	$64,891	$958,102

Totals	$128,090	$412,635	$64,388	$291,512	$65,005	$961,630

($ in thousands) For the Twelve Months Ended December 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$3,074	$5,451	$496	$2,534	$1,019	$12,574
Charge offs	-	-	-	(43)	(93)	(136)
Recoveries	227	-	-	49	41	317
Provision (credit)	(1,411)	1,330	103	975	53	1,050
Ending balance	$1,890	$6,781	$599	$3,515	$1,020	$13,805

December 31, 2021	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:

Ending balance:individually evaluated for impairment	$-	$10	$-	$120	$3	$133
Ending balance: collectively evaluated for impairment	$1,890	$6,771	$599	$3,395	$1,017	$13,672

Totals	$1,890	$6,781	$599	$3,515	$1,020	$13,805

Loans:
Ending balance: individually evaluated for impairment	$118	$354	$-	$2,307	$135	$2,914
Ending balance: collectively evaluated for impairment	$122,132	$380,814	$57,403	$204,117	$55,021	$819,487

Totals	$122,250	$381,168	$57,403	$206,424	$55,156	$822,401

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2022 and 2021:

($ in thousands) December 31, 2022	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$127,424	$107,918	$296,518	$64,388	$288,172	$44,751	$19,915	$949,086
Special Mention (5)	394	2,930	4,899	-	-	-	-	8,223
Substandard (6)	158	-	160	-	3,316	310	29	3,973
Doubtful (7)	114	-	210	-	24	-	-	348
Loss (8)
Total Loans	$128,090	$110,848	$301,787	$64,388	$291,512	$45,061	$19,944	$961,630

December 31, 2021	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$121,285	$111,232	$253,269	$57,403	$203,295	$41,218	$13,467	$801,169
Special Mention (5)	659	7,571	5,694	-	-	-	-	13,924
Substandard (6)	188	-	2,848	-	3,102	464	7	6,609
Doubtful (7)	118	88	466	-	27	-	-	699
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$122,250	$118,891	$262,277	$57,403	$206,424	$41,682	$13,474	$822,401

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2022 and 2021:

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past		Total Loans
December 31, 2022	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$23	$108	$114	$245	$127,845	$128,090
Commercial real estate - owner occupied	-	-	-	-	110,848	110,848
Commercial real estate - nonowner occupied	114	-	32	146	301,641	301,787
Agricultural	-	-	-	-	64,388	64,388
Residential real estate	98	411	1,287	1,796	289,716	291,512
HELOC	98	24	138	260	44,801	45,061
Consumer	61	26	22	109	19,835	19,944
Total Loans	$394	$569	$1,593	$2,556	$959,074	$961,630

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past		Total Loans
December 31, 2021	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$166	$25	$118	$309	$121,941	$122,250
Commercial real estate - owner occupied	-	-	88	88	118,803	118,891
Commercial real estate - nonowner occupied	221	233	246	700	261,577	262,277
Agricultural	-	-	-	-	57,403	57,403
Residential real estate	265	716	1,344	2,325	204,099	206,424
HELOC	53	80	248	381	41,301	41,682
Consumer	20	14	7	41	13,433	13,474
Total Loans	$725	$1,068	$2,051	$3,844	$818,557	$822,401

All loans past due 90 days are systematically placed on nonaccrual status.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35- 16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in a Troubled Debt Restructure (“TDR”) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loan activity for the twelve months ended December 31, 2022 and 2021:

($ in thousands) Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2022	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	347	825	-	1,350	94
Agricultural	-	-	-	-	-
Residential real estate	1,491	1,558	-	1,793	65
HELOC	68	68		85	4
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	1,372	1,372	138	1,424	43
HELOC	46	46	2	51	2
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$347	$825	$-	$1,350	$94
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,863	$2,930	$138	$3,217	$108
HELOC	$114	$114	$2	$136	$6
Consumer	$-	$-	$-	$-	$-

($ in thousands) Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	88	88	-	88	-
Commercial real estate - nonowner occupied	223	223	-	357	28
Agricultural	-	-	-	-	-
Residential real estate	1,391	1,458	-	1,663	60
HELOC	33	33		41	2
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	43	173	10	173	-
Agricultural	-	-	-	-	-
Residential real estate	916	916	120	933	20
HELOC	102	102	3	124	5
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$118	$204	$-	$217	$2
Commercial real estate - owner occupied	$88	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$266	$396	$10	$530	$28
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,307	$2,374	$120	$2,596	$80
HELOC	$135	$135	$3	$165	$7
Consumer	$-	$-	$-	$-	$-

Impaired loans less than $100,000 are included in groups of homogenous loans. These loans are evaluated based on delinquency status. Interest income recognized on a cash basis does not materially differ from interest income recognized on an accrual basis.

Troubled Debt Restructured Loans (TDRs)

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change beyond what the collateral supports, including a change that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non- market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

There were no new TDRs during the period ended December 31, 2022. The following table represents new TDR activity for the twelve months ended December 31, 2021.

($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance
	2	$42	$42
Total modifications	2	$42	$42

	Interest Only	Term	Combination	Total Modification
HELOC	$-	$-	$42	$42
Total modifications	$-	$-	$42	$42

There were no TDRs modified during the past twelve months that have subsequently defaulted.

The Company was an active participant in the PPP initiative as detailed in the discussion of financial results for 2021. The Company originated approximately 1,100 loans with a total balance of $111.4 million. As of December 31, 2022, only one PPP loan remained outstanding. Fees for PPP loan originations totaled $4.9 million, of which $0.1 million and $3.4 million were taken into income during 2022 and 2021, respectively.

Related Party Loans

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table at December 31:

($ in thousands)	2022	2021

Balance at beginning of period	$521	$1,164
Effect of change in compostioin of directors and executive officers	112	-
New Term Loans	-	-
Repayment of term loans	(53)	(46)
Changes in balances of revolving lines of credit	(59)	(597)
Balance at end of period	$521	$521

Note 5: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2022	2021

Land	$3,563	$3,549
Buildings and improvements	27,699	27,475
Equipment	14,315	13,398
Construction in process	879	655
	46,456	45,077

Less accumulated depreciation	(23,627)	(21,865)

Net premises and equipment	$22,829	$23,212

Note 6: Goodwill and Intangibles

On December 31, 2021, the Company purchased an Ohio based title agency resulting in approximately $1.1 million in goodwill. The balance of goodwill as of December 31, 2022 and December 31, 2021 was $23.2 million and $23.2 million, respectively.

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
($ in thousands)	Carrying Amount	Carrying Amount

Beginning balance	$23,191	$22,091
Acquired goodwill	-	1,100
Measurement period adjustments	48	-

Ending balance	$23,239	$23,191

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Goodwill is tested on the last day of the last quarter of each calendar year. At December 31, 2022, the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2022		2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Core deposits intangible	$660	$(170)	$660	$(104)
Customer relationship intangible	200	(176)	200	(173)
Banking intangibles	$860	$(346)	$860	$(277)

Amortization expense for intangibles for the years ended December 31, 2022 and 2021 was $0.07 million and $0.07 million, respectively. Estimated amortization expense for each of the following five years is immaterial.

Note 7: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.4 billion and $1.4 billion at December 31, 2022 and 2021, respectively. Contractually specified servicing fees of approximately $3.2 million and $3.1 million were included in mortgage loan servicing fees in the consolidated income statement for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance at December 31:

($ in thousands)	2022	2021

Carrying amount, beginning of year	$12,034	$7,759
Mortgage servicing rights capitalized during the year	1,939	4,724
Mortgage servicing rights amortization during the year	(1,749)	(3,885)
Net change in valuation allowance	1,279	3,436
Carrying amount, end of year	$13,503	$12,034

Valuation allowance:
Beginning of year	$1,456	$4,892
Increase (reduction)	(1,279)	(3,436)

End of year	$177	$1,456

Fair value, beginning of period	$12,629	$7,759
Fair value, end of period	$15,754	$12,629

Note 8: Derivative Financial Instruments

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

Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third- party investors and enters into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts that are entered into, economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized at December 31:

	2022		2021
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$66,477	$5,538	$84,733	$3,655
IRLCs	-	-	21,391	22
Forward contracts	5,500	26	-	-
Total contracts	$71,977	$5,564	$106,124	$3,677

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$66,477	$(5,538)	$84,733	$(3,655)
Forward contracts	-	-	25,000	(32)
IRLCs	3,268	(20)	-	-
Total contracts	$69,745	$(5,558)	$109,733	$(3,687)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non- hedging derivative financial instruments for the twelve months ended December 31, 2022 and 2021.

		Amount of gain (loss)
	Statement of income classification	2022	2021
($ in thousands)
Interest rate swap contracts	Other income	$19	$242
IRLCs	Gain on sale of mortgage loans & OMSR	(42)	(256)
Forward contracts	Gain on sale of mortgage loans & OMSR	57	233

The following table shows the offsetting of financial assets and derivative assets at December 31, 2022 and 2021.

	Gross amounts of	Gross amounts offset in the consolidated	Net amounts of assets presented in the consolidated	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized assets	balance sheet	balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$4,480	$1,058

December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$-	$3,655

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2022 and 2021.

	Gross amounts of	Gross amounts offset in the consolidated	Net amounts of liabilities presented in the consolidated	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized liabilities	balance sheet	balance sheet	Financial instruments	Cash collateral pledged	Net amount
December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$-	$5,538

December 31, 2021
Interest rate swaps	$3,746	$91	$3,655	$-	$6,906	$(3,251)

Note 9: Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more totaled $23.4 million on December 31, 2022 and $13.8 million on December 31, 2021. Certificates of deposit obtained from brokers totaled $7.0 million as of December 31, 2022. There were no certificates of deposits from brokers as of December 31, 2021.

At December 31, 2022, the scheduled maturities of time deposits were as follows:

($ in thousands)
2023	$123,829
2024	23,877
2025	37,276
2026	3,438
2027	2,278
Thereafter	182

Total	$190,880

Included in time deposits at December 31, 2022 and 2021 were $58.0 million and $55.6 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (“CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow their deposits to be placed with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

Deposits of directors and their associates, including deposits of companies for which directors are principal owners and executive officers were $7.0 million and $3.9 million at December 31, 2022 and 2021, respectively.

Note 10: Short-Term Borrowings

($ in thousands)	2022	2021

Securities Sold Under Repurchase Agreements	$14,923	$15,320

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations were secured by agency securities of $5.4 million and $8.4 million for 2022 and 2021, respectively, and mortgage-backed securities of $12.4 million and $15.2 million for 2022 and 2021, respectively. The collateral is held at the FHLB and has maturities from 2025 through 2061. At December 31, 2022, these repurchase agreements totaled $14.9 million. The maximum amount of outstanding agreements at any month end during 2022 and 2021 totaled $30.9 million and $34.2 million, respectively, and the monthly average of such agreements totaled $20.3 million and $22.8 million during 2022 and 2021, respectively. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. As of December 31, 2022, there was no collateral pledged or borrowings drawn at the Discount Window.

At December 31, 2022 and 2021, the Company had $56.0 million and $41.0 million in federal funds lines, of which none were drawn.

Note 11: Federal Home Loan Bank Advances

The FHLB advances were secured by $206.0 million in mortgage loans at December 31, 2022. Advances consisted of fixed and variable interest rates from 3.32 to 4.53 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at December 31, 2022, were:

($ in thousands)	Debt
2023	60,000
Total	$60,000

Note 12: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. The issuers of these securities have proposed Secured Overnight Financing Rate (“SOFR”) as a replacement rate for the LIBOR-based interest rate and will amend the documents governing the securities prior to LIBOR cessation. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of December 31, 2022 and 2021 was $10.3 million, with a maturity date of September 15, 2035.

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

Note 14: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
($ in thousands)	2022	2021
Taxes currently payable	$86	$2,144
Deferred provision	2,709	2,302
Income tax expense	$2,795	$4,446

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
($ in thousands)	2022	2021
Computed at the statutory rate (21%)	$3,216	$4,772
Increase (decrease) resulting from
Tax exempt interest	(111)	(85)
BOLI income	(106)	(60)
Sec. 831(b) election	(199)	(183)
Other	(5)	2
Actual tax expense	$2,795	$4,446

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	For The Year Ended December 31,
($ in thousands)	2022	2021
Deferred tax assets
Allowance for loan losses	$2,902	$2,899
Unrealized losses on available-for-sale securities	8,538	491
Capitalized research and development costs	117	-
Accrued bonus	142	281
Net operating loss	5,410	-
Other	854	703
	17,963	4,374
Deferred tax liabilities
Depreciation	(1,117)	(1,242)
Mortgage servicing rights	(2,836)	(2,546)
Purchase accounting adjustments	(1,598)	(1,619)
Prepaids	(527)	(477)
Net deferred loan costs	(93)	(66)
Section 475 MTM	(8,538)	(491)
FHLB stock dividends	(271)	(288)
	(14,980)	(6,729)
Net deferred tax asset (liability)	$2,983	$(2,355)

Note 15: Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents reclassifications out of unrealized gains and losses on available-for-sale securities net of income tax. There were no reclassifications for the years ending December 31, 2022 and 2021.

Note 16: Regulatory Matters

As of December 31, 2022, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2022 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Tier I Capital to average assets	$146,678	11.06%	$53,069	4.0%	$66,336	5.0%
Tier I Common equity capital to risk-weighted assets	146,678	13.42%	49,200	4.5%	71,067	6.5%

Tier I Capital to risk-weighted assets	146,678	13.42%	65,600	6.0%	87,466	8.0%
Total Risk-based capital to risk-weighted assets	160,346	14.67%	87,466	8.0%	109,333	10.0%

As of December 31, 2021
Tier I Capital to average assets	$133,202	10.18%	$52,324	4.0%	$65,405	5.0%
Tier I Common equity capital to risk-weighted assets	133,202	13.94%	42,986	4.5%	62,090	6.5%

Tier I Capital to risk-weighted assets	133,202	13.94%	57,314	6.0%	76,419	8.0%
Total Risk-based capital to risk-weighted assets	145,165	15.20%	76,419	8.0%	95,523	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50 percent at December 31, 2022 and the Company still would have met the minimum capital requirements when the capital buffer is considered. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2022, State Bank met all capital adequacy requirements to which they are subject.

Note 17: Employee Benefits

The Company has a share-based incentive compensation plan that permits the grant of stock options, restricted stock and other share-based awards to employees, directors and advisory board members of the Company and its subsidiaries. In addition, the Company has instituted a long-term incentive program, with the objective of rewarding senior management with restricted shares of the Company (see Note 18 to the Consolidated Financial Statements).

The Company has a retirement savings 401(k) plan covering substantially all employees. The Company provides a safe harbor matching contribution equal to 100% of an employees’ salary deferral amounts up to 4% of the employees’ eligible compensation. Employees are immediately vested in their voluntary contributions and in any Company safe harbor matching contributions. Any discretionary contribution made by the Company is fully vested after three years of credited service. Employer contributions charged to expense for 2022 and 2021 were $0.7 million and $0.7 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.2 million and $0.3 million for 2022 and 2021, respectively.

Additional life insurance is provided to certain officers through bank-owned life insurance (“BOLI”) policies. By way of a separate split-dollar agreement, each policy’s interests are divided between the Company and the insured’s beneficiary. The Company owns the policy’s cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. In May 2022, an additional $10.5 million in BOLI policies were purchased. The cash surrender value of all life insurance policies totaled $28.9 million and $17.9 million at December 31, 2022 and 2021, respectively.

The Company has a noncontributory employee stock ownership plan (“ESOP”) covering substantially all employees of the Company and its subsidiaries. Voluntary contributions are made by the Company to the plan. Each eligible employee is vested based upon years of service, including prior years of service. The Company’s contributions to the account of each employee become fully vested after three years of service. Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2022 and 2021, were 370,876 and 380,450, respectively.

Dividends on allocated shares in the ESOP are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2022 and 2021 was $0.0 million and $0.5 million, respectively.

Note 18: Share-Based Compensation Plan

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

Option awards are granted with an exercise price equal to the market price of the Company’s common shares at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in 2022 or 2021. There were no stock options outstanding, and no compensation expense charged against income with respect to option awards under the Plan, as of December 31, 2022 or 2021.

As of December 31, 2022, there was no unrecognized compensation cost related to incentive option share- based compensation arrangements granted under the 2017 Plan.

Pursuant to the Long Term Incentive (“LTI”) Plan, the Company awards restricted common shares of the Company to certain key executives under the 2017 Plan. These restricted stock awards vest over a four- year period and are intended to assist the Company in retention of key executives. During 2022 and 2021, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the LTI Plan was $0.6 million and $0.4 million for 2022 and 2021, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.1 million for 2022 and 2021, respectively.

A summary of restricted stock activity under the Company’s LTI Plan as of December 31, 2022 and changes during the year ended is presented below:

	Shares	Weighted- Average Value per Share
Nonvested, January 1, 2022	40,922	$18.43
Granted	40,340	19.84
Vested	(26,044)	19.03
Forfeited	(2,299)	17.94
Nonvested, December 31, 2022	52,919	$19.23

As of December 31, 2022, there was $0.7 million of total unrecognized compensation cost related to non- vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.82 years.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2022 and 2021:

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,764	$-	$6,764	$-
Mortgage-backed securities	205,835	-	205,835	-
State and political subdivisions	11,103	-	11,103	-
Other corporate securities	15,078	-	15,078	-
Interest rate contracts - assets	5,538	-	5,538	-
Interest rate contracts - liabilities	(5,538)	-	(5,538)	-
Forward contracts	26	26	-	-
IRLCs	(20)	-	-	(20)

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$9,105	$-	$9,105	$-
Mortgage-backed securities	228,134	-	228,134	-
State and political subdivisions	12,879	-	12,879	-
Other corporate securities	13,141	-	13,141	-
Interest rate contracts - assets	3,655	-	3,655	-
Interest rate contracts - liabilities	(3,655)	-	(3,655)	-
Forward contracts	(32)	(32)	-	-
IRLCs	22	-	-	22

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the years ended December 31, 2022 and 2021.

	for the Twelve Months Ended December 31,
($ in thousands)	2022	2021
Interest Rate Lock Commitments
Balance at beginning of period	$22	$278
Total realized gains (losses)
Change in fair value	(42)	(256)
Balance at end of period	$(20)	$22

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral from a list of preapproved appraisers, which are reviewed for accuracy and consistency by the Company. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at December 31, 2022 and 2021.

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

The following table presents the fair value measurements of assets measured at fair value on a non- recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2022 and 2021:

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,028	$-	$-	$1,028
Mortgage servicing rights	1,448	-	-	1,448

($ in thousands)	Fair value at December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$464	$-	$-	$464
Mortgage servicing rights	3,301	-	-	3,301

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2022 and 2021:

	Fair value at
($ in thousands)	December 31, 2022	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent impaired loans	$1,028	Market comparable properties	Comparability adjustments (%)	8 - 21% (12%)
Mortgage servicing rights	1,448	Discounted cash flow	Discount Rate	11.39%
			Constant prepayment rate	7.52%
			P&I earnings credit	4.35%
			T&I earnings credit	4.58%
			Inflation for cost of servicing	3.50%

IRLCs	(20)	Discounted cash flow	Loan closing rates	41% - 99%

	Fair value at
($ in thousands)	December 31, 2021	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent impaired loans	$464	Market comparable properties	Comparability adjustments (%)	6.4 - 18% (13%)

Mortgage servicing rights	3,301	Discounted cash flow	Discount Rate	8.65%
			Constant prepayment rate	10.94%
			P&I earnings credit	0.10%
			T&I earnings credit	1.25%
			Inflation for cost of servicing	1.50%

IRLCs	22	Discounted cash flow	Loan closing rates	49% - 99%

The mortgage servicing rights portfolio is measured for fair value by an independent third party. The valuation of the portfolio hinges on a number of quantitative factors. These factors include, but are not limited to, a discount rate applied to the cash flows, and an assumption of future principal prepayments. The prepayment assumptions are based upon the historical performance of the Company’s portfolio as well as market metrics. The servicing rights have had a decrease in prepayments and the 3.42 percent decrease in the constant prepayment rate reflects the change in market rates. In addition, the earnings credit rate decreased and the discount rate increased.

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

Deposits, Repurchase Agreements & FHLB Advances

Deposits include demand deposits, savings accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate the Company could pay on similar instruments with similar terms and maturities at December 31, 2022 and 2021.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2022 and 2021 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2022	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,817	$27,817	$27,817	$-	$-
Interest bearing time deposits	2,131	2,131	-	2,131	-
Loans held for sale	2,073	2,100	-	2,100	-
Loans, net of allowance for loan losses	948,257	945,699	-	-	945,699
Federal Reserve and FHLB Bank stock, at cost	6,326	6,326	-	6,326	-
Interest receivable	4,091	4,091	-	4,091	-

Financial liabilities
Deposits	$1,086,665	$1,090,718	$895,785	$194,933	$-
Short-term borrowings	14,923	14,923	-	14,923	-
FHLB advances	60,000	59,886	-	59,886	-
Trust preferred securities	10,310	9,674	-	9,674	-
Subordinated debt, net of issuance costs	19,594	18,959	-	18,959	-
Interest payable	769	769	-	769	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2021	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$149,511	$149,511	$149,511	$-	$-
Interest bearing time deposits	2,643	2,643	-	2,643	-
Loans held for sale	7,472	7,561	-	7,561	-
Loans, net of allowance for loan losses	808,909	813,766	-	-	813,766
Federal Reserve and FHLB Bank stock, at cost	5,303	5,303	-	5,303	-
Interest receivable	2,920	2,920	-	2,920	-

Financial liabilities
Deposits	$1,113,045	$1,112,710	$956,541	$156,169	$-
Short-term borrowings	15,320	15,320	-	15,320	-
FHLB advances	5,500	5,596	-	5,596	-
Trust preferred securities	10,310	9,067	-	9,067	-
Subordinated debt, net of issuance costs	19,546	20,581	-	20,581	-
Interest payable	299	299	-	299	-

Note 20: Parent Company Financial Information

Presented below is condensed financial information of the parent company only:

Condensed Balance Sheets

($ in thousands)	2022	2021
Assets
Cash & cash equivalents	$4,655	$14,406
Investment in banking subsidiaries	135,923	152,761
Investment in nonbanking subsidiaries	6,587	6,770
Other assets	2,076	2,259

Total assets	$149,241	$176,196
Liabilities
Trust preferred securities	$10,000	$10,000
Sub debt net of issuance cost	19,594	19,546
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	909	1,411

Total liabilities	30,813	31,267

Stockholders’ equity	118,428	144,929

Total liabilities and stockholders’ equity	$149,241	$176,196

Condensed Statements of Income

($ in thousands)	2022	2021
Dividends from subsidiaries:
Banking subsidiaries	$-	$5,000
Nonbanking subsidiaries	750	500
Total income	750	5,500
Expenses
Interest expense	1,139	661
Other expense	1,747	1,478
Total expenses	2,886	2,139
Income before income tax	(2,136)	3,361
Income tax benefit	(613)	(450)
Income (loss) before equity in undistributed income of subsidiaries	(1,523)	3,811
Equity in undistributed income of subsidiaries
Banking subsidiaries	13,426	13,573
Nonbanking subsidiaries	618	893
Total	14,044	14,466
Net income	$12,521	$18,277

Condensed Statements of Comprehensive Income (Loss)

($ in thousands)	2022	2021

Net income	$12,521	$18,277
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	(38,322)	(5,133)
Related tax (expense) benefit	8,047	1,078
Net effect on other comprehensive income (loss)	(30,275)	(4,055)
Total comprehensive income (loss)	$(17,754)	$14,222

Condensed Statements of Cash Flows

($ in thousands)	2022	2021
Operating activities
Net income	$12,521	$18,277
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(14,044)	(14,466)
Stock compensation expense	568	443
Other assets	973	1,811
Other liabilities	(502)	376
Net cash provided by (used in) operating activities	(484)	6,441

Investing activities
Capital contributed to nonbanking subsidiary	-	(1,100)
Net cash used in investing activities	-	(1,100)

Financing activities
Dividends on common shares	(3,407)	(3,139)
Stock dividends on common shares	(8)	-
Repurchase of common shares	(5,900)	(9,520)
Proceeds from sub-debt net of issuance cost	-	19,546
Other financing activities	48	-
Net cash provided by (used in) financing activities	(9,267)	6,887

Net change in cash and cash equivalents	(9,751)	12,228
Cash and cash equivalents at beginning of year	14,406	2,178
Cash and cash equivalents at end of year	$4,655	$14,406

Note 21: Quarterly Financial Information (unaudited)

Quarterly Financial Information (unaudited)

Years ended December 31,

($ in thousands, except per share data)

2022	December	September	June	March

Interest income	$12,936	$11,764	$10,474	$9,395
Interest expense	2,037	1,334	881	918
Net interest income	10,899	10,430	9,593	8,477
Provision for loan losses	-	-	-	-
Noninterest income	3,713	4,043	4,673	5,802
Noninterest expense	10,268	10,385	10,802	10,859
Income tax expense	812	746	630	607
Net income	$3,532	$3,342	$2,834	$2,813

Basic earnings per common share	$0.51	$0.48	$0.40	$0.40
Diluted earnings per common share	$0.50	$0.47	$0.40	$0.40
Dividends per share	$0.125	$0.120	$0.120	$0.115

2021	December	September	June	March

Interest income	$10,003	$11,033	$10,163	$10,705
Interest expense	925	1,009	1,006	1,080
Net interest income	9,078	10,024	9,157	9,625
Provision for loan losses	-	300	-	750
Noninterest income	6,589	6,649	6,537	10,922
Noninterest expense	11,567	11,256	11,076	10,909
Income tax expense	768	1,014	857	1,807
Net income	$3,332	$4,103	$3,761	$7,081

Basic earnings per common share	$0.49	$0.59	$0.53	$0.97
Diluted earnings per common share	$0.49	$0.58	$0.52	$0.97
Dividends per share	$0.115	$0.110	$0.110	$0.105

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Loan Losses

Description of the Matter

As described in Note 4 to the financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $13.8 million at December 31, 2022. The Company also describes in Note 1 of the financial statements the accounting policy around this estimate. The ALLL is an estimate of losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan and lease losses. The estimate consists of several key elements, which include: specific reserves for impaired loans, general reserves for each business lending division portfolio including percentage allocations for special attention loans and leases not deemed impaired, and reserves for pooled homogenous loans and leases, among others. The Company’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

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

How We Addressed the Matter in Our Audit

Our audit procedures related to the estimated allowance for loan losses included:

●	Testing the design of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans and management’s review controls over the ALLL balance.

●	Testing clerical/computational accuracy of the formulas within the ALLL model.

●	Testing of completeness and accuracy of the information and reports utilized in the ALLL, including reports used in management review controls over the ALLL.

●	Computing an independent calculation of an acceptable range and comparing it to the Company’s estimate.

●	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.

●	Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal loan grading professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.

Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

/s/ FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Company’s auditor since 2002. 2022.

Indianapolis, Indiana

March 7, 2023

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

With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December, 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 19, 2023 (the “2023 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2023 Annual Meeting (the “2023 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Information about our Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2023 Proxy Statement under the caption “SECTION 16(a) REPORTS.”

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

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit & Risk Management Committee” in the Company’s 2023 Proxy Statement.

Nominating Committee

The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors are described under the caption “CORPORATE GOVERNANCE – Nominations of Directors” in the Company’s 2023 Proxy Statement. The procedures by which shareholders of the Company many recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders held on April 20, 2022.

Item 11. Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2023 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “EQUITY INCENTIVE PLAN INFORMATION”, “DIRECTOR COMPENSATION”, and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2023 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”) was approved by the shareholders of the Company at the 2017 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2022, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Equity compensation plans approved by security holders
($ in thousands, except per share data)	2017 Plan
a) Number of securities to be issued upon exercise of outstanding options, warrants and rights-	-
b) Weighted-average exercise price of outstanding options, warrants and rights-$	$-
c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	370,286

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2023 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2023 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2023 Proxy Statement under the caption “AUDIT & RISK MANAGEMENT COMMITTEE DISCLOSURE”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Consolidated Balance Sheets as of December 31, 2022 and 2021

●	Consolidated Statements of Income for the Years ended December 31, 2022 and 2021

●	Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2022 and 2021

●	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2022 and 2021

●	Consolidated Statements of Cash Flows for Years ended December 31, 2022 and 2021

●	Notes to Consolidated Financial Statements

●	Report of Independent Registered Public Accounting Firm (FORVIS, LLP)

(a)(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

The documents listed in the Index to Exhibits that immediately precedes the signature page of this Form 10-K are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such in the Index to Exhibits.

(b)	Exhibits

The documents listed in the Index to Exhibits that immediately precedes the signature page of this Form 10-K are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted.

(c)	Financial Statement Schedules

None.

Item 16. Form 10-K Summary.

Not Applicable.

Exhibits

Exhibit No.	Description	Location

3.1	Amended Articles of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).
3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785).
3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507).
3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507).
3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507).
3.7	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507).
3.8	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).
3.9	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
3.10	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
4.1	Form of 3.65% Fixed-to-Floating Rate Subordinated Note due 2031	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).

Exhibit No.	Description	Location

4.2	Form of Subordinated Note Purchase Agreement by and between the Company and the several Purchasers	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).
4.3	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.4	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.5	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.6	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.
4.7	Description of Common Shares of the Company	Incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).
10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.3*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.4*	Amended and Restated Employment Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).
10.5*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

Exhibit No.	Description	Location

10.6*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).
10.7*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and David A. Homoelle	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).
10.8*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).
10.9*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).
10.10*	Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and David A. Homoelle	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).
10.11*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Mark A. Klein	Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).
10.12*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).
10.13*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and David A. Homoelle	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).
10.14*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507).
10.15*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507).
10.16*	SB Financial Group 2017 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

Exhibit No.	Description	Location

10.17*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2017 Stock Incentive Plan	Filed herewith.
11	Statement Regarding Computation of Per Share Earnings	Included in Note 2 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.
13	2022 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of FORVIS, LLP	Filed herewith.
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.
101	The following materials from SB Financial Group Inc.’s 2022 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (extensible business reporting language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

	By:	/s/ Anthony V. Cosentino
Date: March 7, 2023		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Company”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2022, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 7, 2023	Chairman, President and Chief
Mark A. Klein		Executive Officer

/s/ Anthony V. Cosentino	March 7, 2023	Executive Vice President and Chief
Anthony V. Cosentino		Financial Officer

/s/ George W. Carter	March 7, 2023	Director
George W. Carter

/s/ Gaylyn J. Finn	March 7, 2023	Director
Gaylyn J. Finn

/s/Richard L. Hardgrove	March 7, 2023	Director
Richard L. Hardgrove

/s/Tom R. Helberg	March 7, 2023	Director
Tom R. Helberg

/s/ Rita A. Kissner	March 7, 2023	Director
Rita A. Kissner

/s/ Mark A. Klein	March 7, 2023	Director
Mark A. Klein

/s/ William G. Martin	March 7, 2023	Director
William G. Martin

/s/ Timothy J. Stolly	March 7, 2023	Director
Timothy J. Stolly

/s/ Timothy L. Claxton	March 7, 2023	Director
Timothy L. Claxton

Date: March 7, 2023

Officers List	MICHAEL R. DULLE	MARK D. CASSIN
SB Financial Group, Inc.	Vice President Corporate Training and Development	Senior Vice President Bowling Green & Toledo Market Executive
Coordinator
MARK A. KLEIN		ANDREW S. FARLEY
Chairman, President and	RONDA M. HERKO	Senior Vice President
Chief Executive Officer	Vice President	Lima Market Executive
Interim HR Manager
ANTHONY V. COSENTINO		STEFAN R. HARTMAN
Executive Vice President	RONALD E. SPANGLER	Senior Vice President
Chief Financial Officer	Vice President	Fort Wayne Market Executive
Loan Review Officer
KEETA J. DILLER		DALE E. LOUDEN
Executive Vice President	MELISSA A. TACKETT	Senior Vice President
Corporate Secretary	Vice President	Market Executive, Indianapolis
The State Bank and Trust Company	Compliance Management Specialist	TYSON R. MOSS
	BLAKE A. WILLIAMS	Senior Vice President
Administration	Vice President	Fulton/Williams County
	Corporate Sales Champion	Market Executive
MARK A. KLEIN
Chairman, President and	MARC H. BEACH	CHRISTOPHER A. WEBB
Chief Executive Officer	Assistant Vice President	Senior Vice President
	Facility/Property Coordinator	Findlay Market Executive
ANTHONY V. COSENTINO
Executive Vice President	THERESA M. GINEMAN	Commercial Banking
Chief Financial Officer	Assistant Vice President
	Loan Review Officer	TIMOTHY P. MOSER
KEETA J. DILLER		Senior Vice President
Executive Vice President	SEAN M. GORMAN	Ag Lending Manager
Chief Risk Officer	Assistant Vice President
	Asset Liability Manager	ROLLAND C. (COREY) DEMING
ERNESTO GAYTAN		Vice President
Executive Vice President	DAWN M. HUTCHESON	Commercial Services Officer III
Chief Technology Innovation Officer	Assistant Vice President
	Accountant III	ROBERT D. EGGLETON
STEVEN A. WALZ		Vice President
Executive Vice President	CATHERINE E. PERRY	Commercial Services Officer III
Chief Lending Officer	Assistant Vice President
	Quality Control Manager	PAUL C. ERWIN
CAROL M. ROBBINS		Vice President
Senior Vice President	CODI L. KING	Commercial Services Officer III
Controller	Officer, BSA Officer
ANDREW J. KIESS
JENNIFER A. SWIECH	SARAH S. MEKUS	Vice President
Senior Vice President	Officer, Executive Assistant	Commercial Services Officer I
Director of Legal, CRA & Fair Lending	Corporate Secretary
SHAUN N. MACK
ABAGALE M. WATERS	Regional Executives	Vice President
Senior Vice President		Commercial Services Officer I
Director of Human Resources	DAVID A. HOMOELLE
Columbus Regional President
NICHOLE T. WICHMAN
Senior Vice President
Chief Marketing Officer

Credit Administration	Mortgage Lending	ROBERT W. WARNER Vice President
MICHAEL D. EBBESKOTTE	RICHARD A. SMITH	Outside Mortgage Sales Loan Originator
Senior Vice President	Senior Vice President
Credit Administration Manager	Residential Real Estate Sales	RHONDA S. CLARK
	Manager - Indianapolis Region	Assistant Vice President
AMY M. HOFFMAN		Outside Mortgage Sales Loan Originator
Senior Vice President	STEVEN J. WATSON
Chief Credit Officer	Senior Vice President	ADRIANNE M. FLEEMAN
	Residential Real Estate Sales	Assistant Vice President
ERICA R. BARE	Manager - Columbus Region	Senior RRE Underwriter
Vice President
Senior Credit Analyst	DENISE S. DAVENPORT	GORDON L. KAYLOR
	Vice President	Assistant Vice President
ANDREW M. RICKENBERG	Outside Mortgage Sales Loan Originator	Outside Mortgage Sales Loan Originator
Vice President		Community Development Officer
Collections and Resource Recovery	KIMBERLY W. DONOVAN
Administrator	Vice President	RYAN G. SIBLEY
	Senior RRE Underwriting	Assistant Vice President
Information Technology and		Outside Mortgage Sales Loan Originator
Operations
	SUSAN A. ERHART	TAMARA D. TRENKAMP
MELINDA L. CLINE	Vice President	Assistant Vice President
Senior Vice President	Senior RRE Underwriter	Community Development Mortgage
Director of Lending Operations		Loan Originator
JOYCE A. FERGUSON
KRISTEN K. NUSBAUM	Vice President	ZACHARY M. WILLIAMS
Senior Vice President	Outside Mortgage Sales Loan Originator	Assistant Vice President
Director of Deposit Operations		Outside Mortgage Sales Loan Originator
ANDREW C. PATTON
ANN M. FISHPAW	Vice President	JACQUELON C. WILSON
Assistant Vice President	Residential Construction Manager	Assistant Vice President
Depoist Services Specialist, Lead		Community Development Mortgage
	JARED M. PEREZ	Loan Originator
TADD J. BROOKET	Vice President
Senior Vice President	Outside Mortgage Sales Loan Originator
Director of IT Infrastructure
SUZANNE M. REICHARD
GARY A. SAXMAN	Vice President
Vice President	Outside Mortgage Sales Loan Originator
Data Processing Engineer
ANDREW B. SISSON
STEVEN E. STRUBLE	Vice President
Vice President	Regional Mortgage Operations Manager
IT Leader, Fiserv Platform
BRIAN E. SMITH
JEFF A. EITZMAN	Vice President
Assistant Vice President	Encompass Administrator
Systems Administrator- Operations
MARK D. SPANGLER
AMANDA D. VOGELSONG	Vice President
Assistant Vice President	Director of Mortgage Administration
Process Engineer - Deposits
KAREN A. VARNER
SUSAN A. LONG	Vice President
Officer	Outside Mortgage Sales Loan Originator
Quality Control Analyst - Deposits

Private Banking	SBA/ Small Business Lending	KELLY W. CLEVELAND Senior Vice President
MICHELE G. COOPER	BRANDON S. GERKEN	Chief Investment Officer
Senior Vice President	Senior Vice President
PCG Private Banker	SBA/Small Business	KATIE N. CLEMENTZ
	Lending Manager	Assistant Vice President
RACHEL R. COPELAND		Trust Operations Services Manager
Vice President	KYLE A. FRISCH
PCG Private Banker	Assistant Vice President	CORINA KEMPE
	Small Business Lender	Assistant Vice President
KASEY A. SCHWARTZ		WM Advisor/Director of
Vice President	MAUREEN G. KILLION	Brokerage Services
Director of Private Banking	Officer
	Small Business Lender	MARK G. FROELICH
SUSAN F. WEST		Officer
Vice President	Treasury Management	Wealth Management Advisor
PCG Private Banker	SEAN L. LAFONTAINE	SBFG Title, LLC
JASON S. MAY	Vice President
Assistant Vice President	Director of Treasury Management	DAWN E. VAN HORN
PCG Private Banker		Senior Vice President
CLINTON B. BEASLEY
Retail Banking	Vice President	LORI L. LAPE
	Treasury Management Officer	Assistant Vice President
NANCY E. RANKIN		Licensed Title Manager
Vice President	BROOKE C. FRAZEE
Head of Retail Banking	Assistant Vice President
Treasury Management Officer
ANDREA P. JELLISON
Assistant Vice President	Wealth Management
Community Sales & Lending Manager
CHRISTOPHER P. JAKYMA
JAMES R. STATES	Executive Vice President
Assistant Vice President	Chief Wealth Management Officer
Banking Center Sales Manager
DAVID A. BELL
Executive Vice President
Retirement Services Manager
DAVID A. ANDERSON
Senior Vice President
Business Development Officer