Form 10-Q
period 2023-03-31
SB FINANCIAL GROUP, INC.
filed 2023-05-11
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,915,825 Outstanding at May 11, 2023	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	March 2023	December 2022
	(unaudited)	(audited)
Assets
Cash and due from banks	$21,625	$27,817
Interest bearing time deposits	1,380	2,131
Available-for-sale securities	237,607	238,780
Loans held for sale	5,592	2,073
Loans, net of unearned income	976,312	962,075
Allowance for credit losses	(15,442)	(13,818)
Premises and equipment, net	22,621	22,829
Federal Reserve and Federal Home Loan Bank Stock, at cost	6,054	6,326
Foreclosed assets and other assets held for sale, net	650	777
Interest receivable	3,926	4,091
Goodwill	23,239	23,239
Cash value of life insurance	29,024	28,870
Mortgage servicing rights	13,548	13,503
Other assets	15,157	16,940
Total assets	$1,341,293	$1,335,633

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$237,175	$256,799
Interest bearing demand	188,497	191,719
Savings	227,974	191,272
Money market	222,203	255,995
Time deposits	234,295	190,880
Total deposits	1,110,144	1,086,665

Repurchase agreements	15,998	14,923
Federal Home Loan Bank advances	44,500	60,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,606	19,594
Interest payable	1,441	769
Other liabilities	19,535	24,944
Total liabilities	1,221,534	1,217,205

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2023 - 0 shares outstanding, 2022 - 0 shares outstanding	-	-
Common stock, no par value; 2023 - 10,500,000 shares authorized, 8,525,375 shares issued; 2022 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	14,953	15,087
Retained earnings	101,548	101,966
Accumulated other comprehensive loss	(29,671)	(32,120)
Treasury stock, at cost; (2023 - 1,568,056 common shares; 2022 - 1,589,913 common shares)	(28,390)	(27,824)
Total shareholders’ equity	119,759	118,428
Total liabilities and shareholders’ equity	$1,341,293	$1,335,633

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended
	March	March
($ in thousands, except per share data)	2023	2022
Interest Income
Loans
Taxable	$12,126	$8,052
Tax exempt	116	61
Securities
Taxable	1,350	1,119
Tax exempt	47	47
Other interest income	185	116
Total interest income	13,824	9,395

Interest Expense
Deposits	2,578	618
Repurchase agreements & other	10	13
Federal Home Loan Bank advance expense	553	39
Trust preferred securities expense	164	53
Subordinated debt expense	195	195
Total interest expense	3,500	918

Net Interest Income	10,324	8,477
Provision for credit losses	250	-

Net interest income after provision for credit losses	10,074	8,477

Noninterest Income
Wealth management fees	917	955
Customer service fees	825	794
Gain on sale of mortgage loans & OMSR	599	1,676
Mortgage loan servicing fees, net	608	1,204
Gain on sale of non-mortgage loans	24	169
Title insurance income	373	602
Other income	320	402
Total noninterest income	3,666	5,802

Noninterest Expense
Salaries and employee benefits	5,913	6,189
Net occupancy expense	784	742
Equipment expense	981	854
Data processing fees	646	576
Professional fees	863	950
Marketing expense	198	231
Telephone and communications	121	111
Postage and delivery expense	87	116
State, local and other taxes	228	278
Employee expense	188	136
Other expense	764	676
Total noninterest expense	10,773	10,859

Income before income tax	2,967	3,420

Provision for income taxes	517	607

Net Income	$2,450	$2,813

Basic earnings per common share	$0.35	$0.40

Diluted earnings per common share	$0.35	$0.40

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
	March	March
($ in thousands)	2023	2022

Net income	$2,450	$2,813
Other comprehensive gain (loss)
Investment securities available for sale Available for sale investment securities:
Gross unrealized holding gain (loss) arising in the period	3,100	(14,953)
Related tax benefit	(651)	3,139
Net effect on other comprehensive income (loss)	2,449	(11,814)
Total comprehensive income (loss)	$4,899	$(9,001)

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
January 1, 2023	$61,319	$15,087	$101,966	$(32,120)	$(27,824)	$118,428
Net income			2,450			2,450
Other comprehensive income				2,449		2,449
Adoption of ASU 2016-13			(1,991)			(1,991)
Cash dividends on common, $0.125 per share			(877)			(877)
Restricted stock vesting		(299)			299	-
Repurchased stock - 55,800 shares					(865)	(865)
Stock based compensation expense		165				165
March 31, 2023	$61,319	$14,953	$101,548	$(29,671)	$(28,390)	$119,759

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
January 1, 2022	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929
Net income			2,813			2,813
Other comprehensive loss				(11,814)		(11,814)
Stock dividends on common - 344,663 shares	6,856		(6,864)			(8)
Cash dividends on common, $0.115 per share			(832)			(832)
Restricted stock vesting		(230)			230	-
Repurchased stock - 130,848 shares					(2,609)	(2,609)
Stock based compensation expense		158				158
March 31, 2022	$61,319	$14,872	$94,833	$(13,659)	$(24,728)	$132,637

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
($ in thousands)	2023	2022
Operating Activities
Net Income	$2,450	$2,813
Items not requiring (providing) cash
Depreciation and amortization	546	548
Provision for credit losses	250	-
Expense of share-based compensation plan	165	158
Amortization of premiums and discounts on securities	139	336
Amortization of intangible assets	21	17
Amortization of originated mortgage servicing rights	291	547
Impairment (recovery) of mortgage servicing rights	(56)	(890)
Proceeds from sale of loans held for sale	25,803	73,897
Originations of loans held for sale	(28,980)	(70,077)
Gain from sale of loans	(623)	(1,856)
Changes in
Interest receivable	165	105
Other assets	1,510	(373)
Interest payable & other liabilities	(5,822)	(6,690)
Net cash used in operating activities	(4,141)	(1,465)

Investing Activities
Purchases of available-for-sale securities	(723)	(30,635)
Proceeds from maturities of interest bearing time deposits	751	749
Proceeds from maturities of available-for-sale securities	4,857	13,294
Net change in loans	(14,298)	(27,958)
Purchase of premises, equipment	(338)	(417)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(607)	-
Proceeds from sale of Federal Home Loan Bank Stock	879	-
Proceeds from sale of foreclosed assets	116	1,632
Net cash used in investing activities	(9,363)	(43,335)

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking & savings accounts	(19,936)	32,977
Net increase (decrease) in time deposits	43,415	(7,951)
Net increase in securities sold under agreements to repurchase	1,075	3,715
Proceeds from Federal Home Loan Bank advances	170,500	-
Repayment of Federal Home Loan Bank advances	(186,000)	-
Stock repurchase plan	(865)	(2,609)
Dividends on common shares	(877)	(840)
Net cash provided by financing activities	7,312	25,292
Decrease in cash and cash equivalents	(6,192)	(19,508)
Cash and cash equivalents, beginning of period	27,817	149,511
Cash and cash equivalents, end of period	$21,625	$130,003
Supplemental cash flow information
Interest paid	$2,828	$681
Supplemental non-cash disclosure
Stock dividends declared and paid	$-	$6,856

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, including The State Bank and Trust Company (“State Bank”), SBFG Title, LLC (“SBFG Title”), SB Captive, Inc. (“SB Captive”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). RDSI is presently inactive and has had no material operations or employees since 2017. In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), which is inactive, and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, SBFG Title, SB Captive and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2023, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2022 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

New and applicable accounting pronouncements:

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

ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On January 1, 2023, the Company adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) (“ASC 326”) as amended. The new accounting guidance in this ASU replaces the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss (“CECL”) methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and HTM debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments), and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure.

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASU 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The transition adjustment of the CECL adoption included an increase in the allowance for credit losses (“ACL”) of $1.4 million and an increase of $1.1 million to establish a reserve for unfunded commitments, with a $2.0 million decrease to retained earnings, and $0.5 million of income tax portion being recorded as part of the deferred tax asset in the Company’s Consolidated Balance Sheet.

The following table details the impact of the adoption of ASC 326:

	January 1, 2023
($ in thousands)	Pre-ASC 326 adoption	Impact of ASC 326 adoption	As reported under ASC 326	Cummulative Effect on Retained Earnings
Allowance for credit loss on loans
Commercial & industrial	$1,663	$230	$1,893	$182
Commercial real estate - owner occupied	1,696	54	1,750	43
Commercial real estate - nonowner occupied	4,584	1,015	5,599	801
Agricultural	611	(194)	417	(153)
Residential real estate	4,438	360	4,798	284
Home equity line of credit (HELOC)	547	(76)	471	(60)
Consumer	279	(17)	262	(13)
Total ACL on loans	$13,818	$1,372	$15,190	$1,084

ACL on off-balance sheet commitments	$-	$1,149	$1,149	$907

Allowance for Credit Losses - Securities Available for Sale

For available for sale debt securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the ACL under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit losses related to the available-for-sale debt securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $0.7 million at March 31, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses - Loans

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes that the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

Accrued interest receivable related to loans totaled $2.3 million at March 31, 2023 and is excluded from the estimate of credit losses.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

●	Commercial & Industrial - Commercial & industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

●	Commercial Real Estate - Owner Occupied - Owner occupied commercial real estate loans consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings and other commercial facilities. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as they may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Commercial Real Estate – Nonowner Occupied - Nonowner occupied commercial real estate loans consist of loans to purchase, construct, or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as multifamily properties. The primary risk associated with income producing commercial real estate loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as they may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Agricultural - Agricultural loans consist of loans or lines of credit to finance farmland, equipment, and general business needs or other assets. The primary risk associated with agricultural loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

●	Residential Real Estate – Residential mortgages consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home Equity Line of Credit (HELOCs) - Home equity loans consist of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior lines as a substantial decline in value could render the junior lien position effectively unsecured.

●	Consumer - Consumer loans consist of loans to finance unsecured home improvements, personal assets, such as automobiles or recreational vehicles, and revolving lines of credit that can be secured or unsecured. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

The Company utilized a Discounted Cash Flow (“DCF”) method to estimate the quantitative portion of the allowance for credit losses for all loan pools evaluated on a collective pooled basis, with the exception of the credit card portfolio, which was estimated using the Remaining Life Method. For each segment, a Loss Driver Analysis (“LDA”) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized the Company’s own Federal Financial Institutions Examination Councils’ (“FFIEC”) Call Report data, as well as peer institution data.

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through March 31, 2023 contained within the model is being supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a statistically sound calculation.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, and loss history, and forecasted loss drivers. The Company utilizes data from Federal Reserve Economic Data (“FRED”) to provide economic forecasts under various scenarios, which are applied to loan pools to reflect model risk in the current economic environment.

Additional key assumptions in the DCF model include the probability of default (“PD”), loss given default (“LGD”), and prepayment/curtailment rates. When possible, the Company utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. In all cases, the LDA is then utilized to determine the long-term historical average which is reached over the reversion period. When possible, the Company utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. Benchmark prepayment and curtailment rates were used in the ACL estimate.

Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. A number of factors are considered including economic forecast uncertainty, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, impact of rising interest rates, external factors and other considerations. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools. The qualitative analysis increases or decreases the allowance allocation for each loan pool based on the assessment of factors described above. During each reporting period, management also considers the need to adjust the baseline lifetime loss rates for factors that may cause expected losses to differ from those experienced in the historical loss periods.

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated unadjusted for selling costs as appropriate.

The Company is also required to consider expected credit losses associated with loan commitments over the contractual period in which it is exposed to credit risk on the underlying commitments. Any allowance for off-balance sheet credit exposures is reported in Other liabilities on the Company’s Consolidated Balance Sheet and is increased or decreased through a provision for credit loss expense on the Company’s Consolidated Statement of Income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The allowance is calculated using the same methodology, inputs and assumptions as the funded portion of loans at the segment level applied to the amount of commitments expected to be funded.

While the Company’s policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

ASU No. 2022-02: Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures

On January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which removed the existing measurement and disclosure requirements for loans considered to be Troubled Debt Restructurings (“TDRs”) and added additional disclosure requirements related to modifications provided to borrowers experiencing financial difficulty. Prior to adoption of ASU 2022-02, a change in contractual terms of a loan where a borrower was experiencing financial difficulty and received a concession not available through other sources the loans was required to be disclosed as a TDR, whereas now a borrower that is experiencing financial difficulty and receives a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension in the current period needs to be disclosed. The amendment was adopted prospectively and had no impact on the Consolidated Financial Statements aside from additional and revised financial statement disclosures (See Note 4 to the Consolidated Financial Statements).

NOTE 2 - EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding during the periods presented. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below. There were no anti-dilutive shares in 2023 or 2022. Participating securities in the tables reflect dividends on nonvested restricted shares.

	Three Months Ended March 31,
($ and outstanding shares in thousands - except per share data)	2023	2022
Distributed earnings allocated to common shares	$876	$835
Undistributed earnings allocated to common shares	1,567	1,972
Net earnings allocated to common shares	2,443	2,807
Net earnings allocated to participating securities	7	6
Net Income allocated to common shares and participating securities	$2,450	$2,813

Weighted average shares outstanding for basic earnings per share	6,933	7,035
Dilutive effect of stock compensation	75	65
Weighted average shares outstanding for diluted earnings per share	7,008	7,100

Basic earnings per common share	$0.35	$0.40
Diluted earnings per common share	$0.35	$0.40

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

Had the 5 percent common stock dividend been included in the Company’s 2022 financial statements, common shares outstanding would have increased by approximately 345,000 and diluted earnings per share, assuming the shares were outstanding for the three months ended March 31, 2022, would have decreased by $0.03per share.

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

Note 3 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2023 and December 31, 2022 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2023
U.S. Treasury and
Government agencies	$8,150	$-	$(687)	$7,463
Mortgage-backed securities	236,978	3	(33,206)	203,775
State and political subdivisions	12,837	15	(1,428)	11,424
Other corporate securities	17,200	-	(2,255)	14,945

Totals	$275,165	$18	$(37,576)	$237,607

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. Treasury and
Government agencies	$7,636	$-	$(872)	$6,764
Mortgage-backed securities	241,741	4	(35,910)	205,835
State and political subdivisions	12,862	10	(1,769)	11,103
Other corporate securities	17,200	-	(2,122)	15,078

Totals	$279,439	$14	$(40,673)	$238,780

The amortized cost and fair value of securities available for sale at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,336	$1,325
Due after one year through five years	2,737	2,691
Due after five years through ten years	24,866	21,922
Due after ten years	9,248	7,894
	38,187	33,832
Mortgage-backed securities	236,978	203,775

Totals	$275,165	$237,607

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $60.2 million at March 31, 2023 and $53.9 million at December 31, 2022. The fair value of securities delivered for repurchase agreements was $23.8 million at March 31, 2023 and $17.8 million at December 31, 2022.

There were no realized gains or losses from sales of available-for-sale securities for the three months ended March 31, 2023 or March 31, 2022.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $235.0 million at March 31, 2023, and $235.5 million at December 31, 2022, which consisted of 149 securities, or 100 percent, and 144 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022, are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and
Government agencies	$1,315	$(45)	$6,117	$(642)	$7,432	$(687)
Mortgage-backed securities	17,644	(1,004)	185,794	(32,202)	203,438	(33,206)
State and political subdivisions	3,057	(223)	6,630	(1,205)	9,687	(1,428)
Other corporate securities	4,169	(681)	10,276	(1,574)	14,445	(2,255)

Totals	$26,185	$(1,953)	$208,817	$(35,623)	$235,002	$(37,576)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and
Government agencies	$3,788	$(452)	$2,974	$(420)	$6,762	$(872)
Mortgage-backed securities	52,351	(5,234)	153,055	(30,676)	205,406	(35,910)
State and political subdivisions	7,461	(1,370)	1,268	(399)	8,729	(1,769)
Other corporate securities	12,015	(1,736)	2,564	(386)	14,579	(2,122)

Totals	$75,615	$(8,792)	$159,861	$(31,881)	$235,476	$(40,673)

The total unrealized loss in the securities portfolio was $37.6 million as of March 31, 2023 compared to a $40.7 million unrealized loss at December 31, 2022. Management evaluates if any security has a fair value less than its amortized cost on a quarterly basis. Once these securities are identified, management determines whether a decline in fair value resulted from a credit loss or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, a provision is recorded to the ACL.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

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

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	March 31, 2023	December 31, 2022

Commercial & industrial	$126,066	$128,393
Commercial real estate - owner occupied	114,641	110,929
Commercial real estate - nonowner occupied	304,383	301,880
Agricultural	57,761	64,505
Residential real estate	309,684	291,368
Home equity line of credit (HELOC)	44,712	45,056
Consumer	19,065	19,944

Total loans	976,312	962,075
Allowance for credit losses	(15,442)	(13,818)

Loans, net	$960,870	$948,257

The totals shown above are net of deferred loan fees and costs, which totaled $0.45 million and $0.31 million at March 31, 2023 and December 31, 2022, respectively.

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

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors.

As a result of the adoption of ASC 326, the Company recorded a $1.4 million increase to the ACL as a cumulative-effect adjustment on January 1, 2023. The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2023 under the CECL methodology.

($ in thousands) For the three months ended March 31, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,663	$230	$-	$-	$72	$1,965
Commercial real estate - owner occupied	1,696	54	-	-	45	1,795
Commercial real estate - nonowner occupied	4,584	1,015	(32)	-	242	5,809
Agricultural	611	(194)	-	-	(14)	403
Residential real estate	4,438	360	-	-	(74)	4,724
HELOC	547	(76)	-	-	24	495
Consumer	279	(17)	(37)	8	18	251
Total	$13,818	$1,372	$(69)	$8	$313	$15,442

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following two tables are disclosures related to the allowance for loan losses in prior periods under this methodology.

($ in thousands) For the twelve months ended December 31, 2022	Balance at Beginning of Period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance at End of Period

Commercial & industrial	$1,890	$-	$-	$(227)	$1,663
Commercial real estate - owner occupied	2,564	-	-	(868)	1,696
Commercial real estate - nonowner occupied	4,217	-	-	367	4,584
Agricultural	599	-	-	12	611
Residential real estate	3,515	-	-	923	4,438
HELOC	579	(34)	47	(45)	547
Consumer	441	-	-	(162)	279
Total	$13,805	$(34)	$47	$-	$13,818

($ in thousands) For the three months ended March 31, 2022	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,890	$-	$-	$2	$1,892
Commercial real estate - owner occupied	2,564	-	-	-	2,564
Commercial real estate - nonowner occupied	4,217	-	-	102	4,319
Agricultural	599	-	-	(52)	547
Residential real estate	3,515	-	-	(13)	3,502
HELOC	579	-	-	(45)	534
Consumer	441	(9)	8	6	446
Total	$13,805	$(9)	$8	$-	$13,804

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses.

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2023.

($ in thousands)	Collateral Type			Allocated
March 31, 2023	Real Estate	Other	Total	Allowance

Commercial & industrial	$358	$-	$358	$17
Commercial real estate - owner occupied	1,958	-	1,958	-
Commercial real estate - nonowner occupied	1,382	-	1,382	-
Agricultural	-	-	-	-
Residential real estate	1,674	-	1,674	66
HELOC	16	-	16	-
Consumer	-	-	-	-
Total	$5,388	$-	$5,388	$83

Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology under the incurred loss methodology as of December 31, 2022 and March 31, 2022.

December 31, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance for credit losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$138	$2	$140
Collectively evaluated for impairment	$1,663	$6,280	$611	$4,300	$824	$13,678

Totals	$1,663	$6,280	$611	$4,438	$826	$13,818

Loans:
Individually evaluated for impairment	$204	$347	$-	$2,863	$114	$3,528
Collectively evaluated for impairment	$128,189	$412,462	$64,505	$288,505	$64,886	$958,547

Totals	$128,393	$412,809	$64,505	$291,368	$65,000	$962,075

March 31, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance for credit losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$-	$10	$-	$172	$4	$186
Collectively evaluated for impairment	$1,892	$6,873	$547	$3,330	$976	$13,618

Totals	$1,892	$6,883	$547	$3,502	$980	$13,804

Loans:
Individually evaluated for impairment	$118	$346	$-	$2,974	$141	$3,579
Collectively evaluated for impairment	$124,481	$399,601	$55,660	$211,209	$55,822	$846,773

Totals	$124,599	$399,947	$55,660	$214,183	$55,963	$850,352

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

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators by year of origination as of March 31, 2023.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$8,511	$21,505	$23,324	$11,946	$9,037	$7,431	$43,051	$430	$125,235
Special Mention (5)	-	-	-	153	-	159	25	-	337
Substandard (6)	-	44	-	-	-	133	202	-	379
Doubtful (7)	-	-	-	-	-	109	1	5	115
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$8,511	$21,549	$23,324	$12,099	$9,037	$7,832	$43,279	$435	$126,066

Commercial real estate - owner occupied
Pass (1 - 4)	$5,441	$20,677	$28,676	$14,165	$13,845	$28,620	$280	$65	$111,769
Special Mention (5)	-	-	-	719	194	4	-	-	917
Substandard (6)	-	-	-	1,757	198	-	-	-	1,955
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$5,441	$20,677	$28,676	$16,641	$14,237	$28,624	$280	$65	$114,641

Commercial real estate - nonowner occupied
Pass (1 - 4)	$13,689	$84,172	$63,072	$50,413	$35,662	$54,652	$129	$119	$301,908
Special Mention (5)	-	-	-	-	-	1,042	-	-	1,042
Substandard (6)	-	-	-	-	877	357	-	-	1,234
Doubtful (7)	-	-	40	-	-	159	-	-	199
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$13,689	$84,172	$63,112	$50,413	$36,539	$56,210	$129	$119	$304,383

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Agricultural
Pass (1 - 4)	$4,208	$17,230	$13,501	$3,725	$2,155	$11,737	$5,205	$-	$57,761
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$4,208	$17,230	$13,501	$3,725	$2,155	$11,737	$5,205	$-	$57,761

Residential real estate
Pass (1 - 4)	$19,891	$117,919	$88,389	$34,780	$11,836	$26,990	$4,481	$2,444	$306,730
Special Mention (5)	-	-	264	196	1,047	1,424	-	-	2,931
Substandard (6)	-	-	-	-	-	23	-	-	23
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$19,891	$117,919	$88,653	$34,976	$12,883	$28,437	$4,481	$2,444	$309,684

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$22	$9	$89	$254	$37,509	$6,579	$44,462
Special Mention (5)	-	-	-	-	-	66	66	118	250
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$22	$9	$89	$320	$37,575	$6,697	$44,712

Consumer
Pass (1 - 4)	$1,037	$6,835	$2,090	$1,614	$436	$343	$6,689	$-	$19,044
Special Mention (5)	-	13	3	2	3	-	-	-	21
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$1,037	$6,848	$2,093	$1,616	$439	$343	$6,689	$-	$19,065

Total Loans
Pass (1 - 4)	$52,777	$268,338	$219,074	$116,652	$73,060	$130,027	$97,344	$9,637	$966,909
Special Mention (5)	-	13	267	1,070	1,244	2,695	91	118	5,498
Substandard (6)	-	44	-	1,757	1,075	513	202	-	3,591
Doubtful (7)	-	-	40	-	-	268	1	5	314
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$52,777	$268,395	$219,381	$119,479	$75,379	$133,503	$97,638	$9,760	$976,312

The following table presents loan balances by credit quality indicators and loan categories as of December 31, 2022.

($ in thousands) December 31, 2022	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$127,727	$107,999	$296,611	$64,505	$288,028	$44,746	$19,915	$949,531
Special Mention (5)	394	2,930	4,899	-	-	-	-	8,223
Substandard (6)	158	-	160	-	3,316	310	29	3,973
Doubtful (7)	114	-	210	-	24	-	-	348
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$128,393	$110,929	$301,880	$64,505	$291,368	$45,056	$19,944	$962,075

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2023 and December 31, 2022.

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
March 31, 2023	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$750	$56	$185	$991	$125,075	$126,066
Commercial real estate - owner occupied	42	-	-	42	114,599	114,641
Commercial real estate - nonowner occupied	39	84	32	155	304,228	304,383
Agricultural	-	-	-	-	57,761	57,761
Residential real estate	627	-	1,449	2,076	307,608	309,684
HELOC	151	15	155	321	44,391	44,712
Consumer	24	24	16	64	19,001	19,065
Total Loans	$1,633	$179	$1,837	$3,649	$972,663	$976,312

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2022	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$23	$108	$114	$245	$128,148	$128,393
Commercial real estate - owner occupied	-	-	-	-	110,929	110,929
Commercial real estate - nonowner occupied	114	-	32	146	301,734	301,880
Agricultural	-	-	-	-	64,505	64,505
Residential real estate	98	411	1,287	1,796	289,572	291,368
HELOC	98	24	138	260	44,796	45,056
Consumer	61	26	22	109	19,835	19,944
Total Loans	$394	$569	$1,593	$2,556	$959,519	$962,075

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received or when a borrower establishes a history of six consecutive timely principal and interest payments. It is at the discretion of management to determine when a loan is placed back on accrual status upon receipt of six consecutive timely payments. The categories of nonaccrual loans as of March 31, 2023 and December 31, 2022 are presented in the following table.

	March 31, 2023			December 31, 2022
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans	Total nonaccrual loans

Commercial & industrial	$114	$71	$185	$114
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	199	-	199	210
Agricultural	-	-	-	-
Residential real estate	1,696	1,046	2,742	3,020
Home equity line of credit (HELOC)	250	-	250	310
Consumer	20	-	20	28

Total loans	$2,279	$1,117	$3,396	$3,682

Impaired Loans (Prior to the Adoption of ASC 326)

Prior to the adoption of ASU 2016-13, a loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration each of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan-by-loan basis for commercial, agricultural, and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans were collectively evaluated for impairment. Accordingly, the Company did not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower. Impaired loans less than $100,000 were included in groups of homogenous loans. These loans were evaluated based on delinquency status. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

The following table presents loans individually evaluated for impairment as of and for the three and twelve months ended March 31, 2022 and December 31, 2022:

($ in thousands)		Unpaid		Average	Interest
Twelve Months Ended	Recorded	Principal	Related	Recorded	Income
December 31, 2022	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	347	825	-	1,350	94
Agricultural	-	-	-	-	-
Residential real estate	1,491	1,558	-	1,793	65
HELOC	68	68		85	4
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	1,372	1,372	138	1,424	43
HELOC	46	46	2	51	2
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$347	$825	$-	$1,350	$94
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,863	$2,930	$138	$3,217	$108
HELOC	$114	$114	$2	$136	$6
Consumer	$-	$-	$-	$-	$-

	Three Months Ended
March 31, 2022	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$216	$-
Commercial real estate - owner occupied	88	-
Commercial real estate - nonowner occupied	351	5
Agricultural	-	-
Residential real estate	1,935	18
HELOC	23	-
Consumer	-	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	173	-
Agricultural	-	-
Residential real estate	1,280	1
HELOC	130	1
Consumer	-	-
Totals:
Commercial & industrial	$216	$-
Commercial real estate - owner occupied	$88	$-
Commercial real estate - nonowner occupied	$524	$5
Agricultural	$-	$-
Residential real estate	$3,215	$19
HELOC	$153	$1
Consumer	$-	$-

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the borrower short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this note.

For the three months ended March 31, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of March 31, 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three-month period ended March 31, 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $1.1 million at March 31, 2023 is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023.

($ in thousands)	Allowance for Credit Losses - Unfunded Commitments
Balance, beginning of period	$-
Adjustment for adoption of ASU 2016-13	1,149
Provision for unfunded commitments	(63)
Balance, end of period	$1,086

NOTE 5 – GOODWILL

A summary of the activity in goodwill is presented below:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Beginning balance	$23,239	$23,191
Measurement period adjustments	-	48
Ending balance	$23,239	$23,239

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or circumstances change that indicate an impairment may exist.

As of March 31, 2023 and December 31, 2022, the carrying amount of goodwill was $23.2 million. Goodwill is assessed for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was evaluated for impairment using a qualitative assessment performed as of December 31, 2022. The results of the assessment indicated no goodwill impairment existed as of that date.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.34 billion at March 31, 2023 and $1.35 billion at December 31, 2022. Contractually specified servicing fees of $0.8 million and $0.9 million were included in mortgage loan servicing fees in the consolidated income statement for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended March 31,
($ in thousands)	2023	2022

Carrying amount, beginning of year	$13,503	$12,034
Mortgage servicing rights capitalized during the year	280	758
Mortgage servicing rights amortization during the year	(291)	(547)
Net change in valuation allowance	56	890
Carrying amount, end of year	$13,548	$13,135

Valuation allowance:
Beginning of year	$177	$1,456
Increase (reduction)	(56)	(890)
End of year	$121	$566

Fair value, beginning of period	$15,754	$12,629
Fair value, end of period	$16,911	$14,433

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$64,462	$4,404	$66,477	$5,538
IRLCs	10,516	45	-	-
Forward contracts	-	-	5,500	26
Total contracts	$74,978	$4,449	$71,977	$5,564

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$64,462	$(4,404)	$66,477	$(5,538)
Forward contracts	15,500	(112)	-	-
IRLCs	-	-	3,268	(20)
Total contracts	$79,962	$(4,516)	$69,745	$(5,558)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three months ended March 31, 2023 and 2022.

		Three Months Ended March 31,
($ in thousands)	Statement of income classification	2023	2022
Interest rate swap contracts	Other income	$6	$-
IRLCs	Gain on sale of mortgage loans & OMSR	65	(177)
Forward contracts	Gain on sale of mortgage loans & OMSR	(138)	313

The following table shows the offsetting of financial assets and derivative assets at March 31, 2023 and December 31, 2022.

($ in thousands)	Gross amounts	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
	of recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2023
Interest rate swaps	$4,424	$20	$4,404	$-	$3,860	$544

December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$4,480	$1,058

The following table shows the offsetting of financial liabilities and derivative liabilities at March 31, 2023 and December 31, 2022.

($ in thousands)	Gross amounts	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
	of recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
March 31, 2023
Interest rate swaps	$4,424	$20	$4,404	$-	$-	$4,404

December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$-	$5,538

NOTE 8 – DEPOSITS

Major classification of deposits at March 31, 2023 and at December 31, 2022 were as follows:

($ in thousands)	March 31, 2023	December 31, 2022
Non interest bearing demand	$237,175	$256,799
Interest bearing demand	188,497	191,719
Savings	227,974	191,272
Money market	222,203	255,995
Time deposits less than $250,000	191,236	160,507
Time deposits $250,000 or greater	43,059	30,373
Total Deposits	$1,110,144	$1,086,665

Included in time deposits at March 31, 2023 and December 31, 2022 were $56.8 million and $58.0 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 9 – SHORT-TERM BORROWINGS

($ in thousands)	March 31, 2023	December 31, 2022

Securities sold under repurchase agreements	$15,998	$14,923

The Company has retail repurchase agreements (“REPO”) to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2023 through 2061. As of March 31, 2023, these REPO agreements were secured by securities totaling $23.8 million. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) and the Bank Term Funding Program (“BTFP”) by pledging either securities or loans as collateral. As of March 31, 2023, there was no collateral pledged or borrowings drawn through either facility.

At March 31, 2023 and December 31, 2022, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB advances were secured by $233.1 million in mortgage loans at March 31, 2023. Advances consisted of fixed and variable interest rates from 3.53 to 4.92 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at March 31, 2023 were:

($ in thousands)	Debt
2023	$34,500
2028	10,000
Total	$44,500

NOTE 11 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. The issuers of these securities have proposed Secured Overnight Financing Rate (“SOFR”) as a replacement rate for the LIBOR-based interest rate and will amend the documents governing the securities prior to LIBOR cessation. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of March 31, 2023 and December 31, 2022 was $10.3 million, with a maturity date of September 15, 2035.

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

The Notes mature on June 1, 2031 and bear interest at a fixed rate of 3.65% through May 31, 2026. From June 1, 2026 to the maturity date or earlier redemption of the Notes, the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month SOFR provided by the Federal Reserve Bank of New York plus 296 basis points. The Company may redeem the Notes at any time after May 31, 2026, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes.

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

Interest Rate Lock Commitments (IRLCs)

The fair value of IRLCs are determined using the projected sale price of individual loans based on changes in the market interest rates, projected “pull-through” rates (the probability that an IRLC will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs (Level 3).

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2023 and December 31, 2022.

($ in thousands)	Fair value at March 31, 2023	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$7,463	$-	$7,463	$-
Mortgage-backed securities	203,775	-	203,775	-
State and political subdivisions	11,424	-	11,424	-
Other corporate securities	14,945	-	14,945	-
Interest rate contracts - assets	4,404	-	4,404	-
Interest rate contracts - liabilities	(4,404)	-	(4,404)	-
Forward contracts	(112)	(112)	-	-
IRLCs	45	-	-	45

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,764	$-	$6,764	$-
Mortgage-backed securities	205,835	-	205,835	-
State and political subdivisions	11,103	-	11,103	-
Other corporate securities	15,078	-	15,078	-
Interest rate contracts - assets	5,538	-	5,538	-
Interest rate contracts - liabilities	(5,538)	-	(5,538)	-
Forward contracts	26	26	-	-
IRLCs	(20)	-	-	(20)

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Interest Rate Lock Commitments
Balance at beginning of period	$(20)	$22
Total realized gains (losses)
Change in fair value	65	(177)
Balance at end of period	$45	$(155)

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans (or impaired loans prior to the adoption of ASC 326) is based on the appraised value of the collateral, less estimated cost to sell. Collateral- dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at March 31, 2023 and December 31, 2022.

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

($ in thousands)	Fair value at March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$1,058	$-	$-	$1,058
Mortgage servicing rights	1,349	-	-	1,349

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,028	$-	$-	$1,028
Mortgage servicing rights	1,448	-	-	1,448

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at March 31,	Valuation	Unobservable	Range (weighted-
($ in thousands)	2023	technique	inputs	average)

Collateral-dependent individually evaluated loans	$1,058	Market comparable properties	Comparability adjustments (%)	1 - 31% (9)%

Mortgage servicing rights	1,349	Discounted cash flow	Discount Rate	11.39%
			Constant prepayment rate	5.95%
			P&I earnings credit	4.85%
			T&I earnings credit	4.84%
			Inflation for cost of servicing	3.50%

IRLCs	45	Discounted cash flow	Loan closing rates	49% - 96%

	Fair value at December 31,	Valuation	Unobservable	Range (weighted-
($ in thousands)	2022	technique	inputs	average)

Collateral-dependent impaired loans	$1,028	Market comparable properties	Comparability adjustments (%)	8 - 21% (12)%

Mortgage servicing rights	1,448	Discounted cash flow	Discount Rate	11.39%
			Constant prepayment rate	7.52%
			P&I earnings credit	4.35%
			T&I earnings credit	4.58%
			Inflation for cost of servicing	3.50%

IRLCs	(20)	Discounted cash flow	Loan closing rates	41% - 99%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2023 as compared to December 31, 2022.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2023 and December 31, 2022.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2023 and December 31, 2022 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
March 31, 2023	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,625	$21,625	$21,625	$-	$-
Interest bearing time deposits	1,380	1,380	-	1,380	-
Loans held for sale	5,592	5,711	-	5,711	-
Loans, net of allowance for loan losses	960,870	958,760	-	-	958,760
Federal Reserve and FHLB Bank stock, at cost	6,054	6,054	-	6,054	-
Interest receivable	3,926	3,926	-	3,926	-

Financial liabilities
Deposits	$1,110,144	$1,116,109	$875,849	$240,260	$-
Short-term borrowings	15,998	15,998	-	15,998	-
FHLB advances	44,500	44,809	-	44,809	-
Trust preferred securities	10,310	9,809	-	9,809	-
Subordinated debt, net of issuance costs	19,606	18,847	-	18,847	-
Interest payable	1,441	1,441	-	1,441	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2022	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,817	$27,817	$27,817	$-	$-
Interest bearing time deposits	2,131	2,131	-	2,131	-
Loans held for sale	2,073	2,100	-	2,100	-
Loans, net of allowance for loan losses	948,257	945,699	-	-	945,699
Federal Reserve and FHLB Bank stock, at cost	6,326	6,326	-	6,326	-
Interest receivable	4,091	4,091	-	4,091	-

Financial liabilities
Deposits	$1,086,665	$1,090,718	$895,785	$194,933	$-
Short-term borrowings	14,923	14,923	-	14,923	-
FHLB advances	60,000	59,886	-	59,886	-
Trust preferred securities	10,310	9,674	-	9,674	-
Subordinated debt, net of issuance costs	19,594	18,959	-	18,959	-
Interest payable	769	769	-	769	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 145,528 shares had been granted under the plan as of March 31, 2023.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of March 31, 2023, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first three months of 2023.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan, which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three months ended March 31, 2023 and March 31, 2022 was $0.2 million and $0.2 million, respectively.

As of March 31, 2022, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 1.95 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the three months ended March 31, 2023.

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2023	52,919	$19.23
Granted	28,664	16.53
Vested	(18,094)	19.04
Forfeited	(655)	18.67

Nonvested, March 31, 2023	62,834	$18.06

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at March 31, 2023, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us;

●	recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole, any of which could adversely affect the Company’s business, earnings and financial condition;

●	instability in global economic conditions and geopolitical matters (including the ongoing conflict in Ukraine), and volatility in financial markets, which could have a material adverse effect on our results of operations and financial condition;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the impacts and duration of the continuing recovery from the COVID-19 pandemic and its impacts on national, regional and local economies, supply chains, labor markets and on our customers, counterparties, employees and third-party service providers;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	the transition away from LIBOR as a reference rate for financial contracts, which could negatively impact our income and expenses and the value of various financial contracts;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to the continuing inflationary pressures and other economic and financial market conditions;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclose or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;

●	the effect of changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	the effect of changes in accounting standards, policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to adapt to or comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to the Company’s environmental, social and governance (ESG) practices, which could affect our reputation and business and operating results;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by “Item IA. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

Allowance for Credit Losses - The Company believes the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default (“LGD”), the amounts and timing of expected future cash flows on individually evaluated loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

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

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Net Income: Net income for the first quarter of 2023 was $2.5 million compared to net income of $2.8 million for the first quarter of 2022, a decrease of 12.9 percent. Diluted earnings per share (“DEPS”) of $0.35 were down 12.5 percent from DEPS of $0.40 for the first quarter of 2022. Net income for the first quarter of 2023 was positively impacted by the Company’s recapture of temporary impairment of $0.06 million on its mortgage servicing rights, while net income for the 2022 first quarter was positively impacted by a recapture of mortgage servicing rights of $0.89 million. Net income for the first quarter of 2023 was negatively impacted by the significant decline in mortgage loan volume and loan sales, as compared to the same period in 2022, as rising rates have nearly eliminated all refinance activity and continued compression of available housing inventory has constrained new purchase volume. Mortgage loan volume was down over 49 percent during the first quarter of 2023, and a lower percentage of originated volume was sold on the secondary market, as compared to the same period in 2022. Significantly higher funding costs in 2023 have compressed net interest income from the run rate experienced in the second half of 2022.

Provision for Credit Losses: The first quarter provision for credit losses was $0.25 million as compared to no ($0) provision for the prior year quarter. Net charge-offs for the quarter were $61,000 compared to net charge-offs of $1,000 for the year-ago quarter. Total delinquent loans ended the quarter at $3.6 million, or 0.37 percent of total loans, which is down $1.4 million compared to the prior year. The Company adopted ASC 326 on January 1, 2023, which increased the allowance for credit losses by $1.4 million.

Asset Quality Review – For the Period Ended ($ in thousands)	March 31, 2023	March 31, 2022
Net charge-offs – QTD	$61	$1
Nonaccruing loans	3,396	4,293
Modified Loans for borrowers with difficulties	642	762
Nonaccruing and modified loans	4,038	5,055
OREO / Other Assets Owned (OAO)	650	527
Nonperforming assets	4,688	5,582
Nonperforming assets/Total assets	0.35%	0.42%
Allowance for credit losses/Total loans	1.58%	1.62%
Allowance for credit losses/Nonperforming loans	382.4%	273.1%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $14.0 million for the first quarter of 2023, a decrease of $0.3 million, or 2.0 percent, from the $14.3 million generated during the first quarter of 2022.

Net interest income (“NII”) for the first quarter of 2023 was $10.3 million, which was up $1.8 million from the prior year first quarter’s $8.5 million. Comparing the first quarter of 2023 to the prior year first quarter, the Company’s earning assets decreased $38.2 million, but the average yield on earning assets increased by 153 basis points. The net interest margin for the first quarter of 2023 was 3.35 percent compared to 2.67 percent for the first quarter of 2022. Funding costs (interest paid to consumers and other entities) for interest bearing liabilities for the first quarter of 2023 were 1.46 percent compared to 0.39 percent for the prior year first quarter. The mix in earning assets moved into loans compared to the prior year as that percentage of earning assets improved to 79 percent from 66 percent in the prior year.

Noninterest income was $3.7 million for the first quarter of 2023, which was down $2.1 million from the prior year first quarter’s $5.8 million. In addition to the mortgage revenue detailed below, wealth management revenue was $0.9 million for the first quarter of 2023. Recapture of our mortgage servicing rights impairment increased noninterest income by $0.06 million in the quarter. Our title agency contributed revenue of $0.4 million in the first quarter of 2023, down $0.2 million from the prior year. Noninterest income as a percentage of average assets for the first quarter of 2023 was 1.10 percent compared to 1.72 percent for the prior year first quarter.

State Bank originated $49.4 million of mortgage loans during the first quarter of 2023, of which $25.8 million was sold with the remainder of loans held for investment. This compares to $97.4 million originated for the first quarter of 2022, of which $72.2 million was sold with the remainder of loans held for investment. These first quarter 2023 originations and subsequent sales resulted in $0.6 million of gains, down $1.1 million from the gains for the first quarter of 2022. Net mortgage banking revenue was $1.2 million for the first quarter of 2023 compared to $2.9 million for the first quarter of 2022. The 2023 first quarter included a recapture of our mortgage servicing rights impairment of $0.06 million compared to a $0.89 million recapture for the first quarter of 2022.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2023 was $10.8 million, which was down $0.1 million compared to $10.9 million in the prior-year first quarter. Overall head count is down from the linked quarter by 4.9 percent as we continue to right size the mortgage business line. Commission expense for both mortgage and SBA is down compared to the prior year due to the lower total origination volume.

Income Taxes: Income taxes for the first quarter of 2023 were $0.5 million (effective rate of 17.4 percent) compared to $0.6 million (effective rate of 17.7 percent) for the first quarter of 2022.

Changes in Financial Condition

Total assets at March 31, 2023 were $1.34 billion, an increase of $5.7 million, or 0.4 percent, since December 31, 2022. Total loans, net of unearned income, were $976.3 million as of March 31, 2023, up $14.2 million, or 1.5 percent, from year-end. The final PPP loan that was originated by the Company was forgiven in the quarter.

Total deposits at March 31, 2023 were $1.11 billion, an increase of $23.4 million, or 2.2 percent, since 2022 year end. The Company had approximately $121.1 million and $154.5 million of uninsured deposits as of March 31, 2023 and December 31, 2022, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250,000.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $90.4 million at March 31, 2023. This is down from year-end 2022 when borrowed funds totaled $104.8 million due to repayment of FHLB advances during the quarter ended March 31, 2023. Total equity for the Company of $119.8 million now stands at 8.9 percent of total assets compared to the December 31, 2022 level of $118.4 million and 8.9 percent of total assets. Improvement in the unrealized loss of available for sale securities was primarily offset by the adjustments for the adoption of CECL.

The allowance for credit losses of $15.4 million is up $1.6 million from the December 2022 year-end level due to adding $1.4 million for the adoption of CECL and the quarterly provision net of charge-offs. The Company continues to have stable asset quality with the non-performing asset ratio at 35 basis points and coverage on non-performing loans at 382 percent.

Other liabilities are down $5.4 million from December 31, 2022 due to escrow balances held for our serviced mortgage customers at December 31 that were paid in the first quarter of 2023.

Capital Resources

As of March 31, 2023, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2023 that management believes have changed State Bank’s capital classification. The Company adopted CECL on January 1, 2023 which reduced capital levels by $2.0 million. The Company elected to not phase in the impact of CECL as the reduction in capital did not have a material impact to tangible and regulatory capital levels.

State Bank’s actual capital levels and ratios as of March 31, 2023 and December 31, 2022 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Tier I Capital to average assets	$147,647	10.93%	$54,035	4.0%	$67,544	5.0%
Tier I Common equity capital to risk-weighted assets	147,647	13.44%	49,437	4.5%	71,409	6.5%

Tier I Capital to risk-weighted assets	147,647	13.44%	65,916	6.0%	87,888	8.0%
Total Risk-based capital to risk-weighted assets	161,414	14.69%	87,888	8.0%	109,861	10.0%

As of December 31, 2022
Tier I Capital to average assets	$146,678	11.06%	$53,069	4.0%	$66,336	5.0%
Tier I Common equity capital to risk-weighted assets	146,678	13.42%	49,200	4.5%	71,067	6.5%

Tier I Capital to risk-weighted assets	146,678	13.42%	65,600	6.0%	87,466	8.0%
Total Risk-based capital to risk-weighted assets	160,346	14.67%	87,466	8.0%	109,333	10.0%

Regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019 and are reflected in the March 31, 2023 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $266.2 million at March 31, 2023, compared to $270.8 million at December 31, 2022.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $786.5 million at March 31, 2023 and $730.9 million at December 31, 2022, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2023, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2023 and 2022 follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2023 and March 31, 2022. Net cash used by operating activities was $4.1 million for the three months ended March 31, 2023 and $1.5 million for the three months ended March 31, 2022. Highlights for the current year include $25.8 million in proceeds from the sale of loans, which is down $48.1 million from the prior year. Originations of loans held for sale was a use of cash of $29.0 million, which is down from the prior year by $41.1 million. For the three months ended March 31, 2023, there was a gain on sale of loans of $.6 million, and depreciation and amortization of $.5 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2023 and March 31, 2022. Net cash used in investing activities was $9.4 million for the three months ended March 31, 2023 and $43.3 million for the three months ended March 31, 2022. Highlights for the current year include an increase of $14.3 million in loans, which is down $13.7 million from the prior year three-month period. These cash payments were offset by $4.9 million in proceeds from maturities and sales of securities, which is down $8.4 million from the prior year three-month period.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2023 and March 31, 2022. Net cash provided by financing activities was $7.3 million and $25.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Highlights for the current period include a $19.9 million decrease in transaction deposits and a $43.4 million increase in time deposits for the three months ended March 31, 2023. This compares to the prior year three-month period where transaction deposits increased by $33.0 million and time deposits decreased by $8.0 million. Net repayments of Federal Home Loan Bank advances for the three months ended March 31, 2023 were $15.5 million, compared to no activity for the prior year three-month period.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Management cannot accurately predict future interest rates or their effect on the Bank’s EVE in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to seven years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolios could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +200 basis points. The results are reflected in the following tables for March 31, 2023 and December 31, 2022.

Economic Value of Equity

March 31, 2023

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+200 basis points	291,142	(20,912)	-6.70%
+100 basis points	306,980	(5,074)	-1.63%
Base Case	312,054	-	0.00%
-100 basis points	308,694	(3,359)	-1.08%
-200 basis points	294,291	(17,763)	-5.69%
-300 basis points	283,371	(28,682)	-9.19%
-400 basis points	263,563	(48,490)	-15.54%

Economic Value of Equity

December 31, 2022

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$264,361	$(61,361)	-18.84%
+300 basis points	284,602	(41,120)	-12.62%
+200 basis points	303,265	(22,457)	-6.89%
+100 basis points	319,473	(6,249)	-1.92%
Base Case	325,722	0	$-
-100 basis points	321,550	(4,172)	-1.28%
-200 basis points	305,242	(20,480)	-6.29%
-300 basis points	293,718	(32,004)	-9.83%
-400 basis points	271,404	(54,318)	-16.68%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $786.5 million were pledged to meet FHLB collateralization requirements as of March 31, 2023. Based on the current collateralization requirements of the FHLB, the Company had approximately $109.2 million of additional borrowing capacity at March 31, 2023. The Company also had $152.3 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of March 31, 2023, the Company had commitments to sell mortgage loans totaling $13.8 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following information supplements our risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent and future bank failures may adversely affect the Company’s business, earnings and financial condition.

The failure of other banks can have significant impacts on the national, regional and local banking industry and the business environment in which the Company operates. The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of panic and uncertainty in the investor community and among bank customers generally. While the Company does not believe that the circumstances of these three bank failures are indicators of broader issues with the banking system, these and any future bank failures may reduce customer confidence, affect sources of funding and liquidity (for example, by increasing the withdrawal or transfer of deposits by customers), increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole. The Company will continue to monitor the ongoing events concerning these three banks, as well as any future potential bank failures and/or volatility within the banking industry in general, along with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On December 21, 2022, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2024. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended March 31, 2023.

			(c)	(d)
Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/01/23 - 01/31/23	3,798	$16.59	3,798	476,884
02/01/23 - 02/28/23	6,913	16.74	6,913	469,971
03/01/23 - 03/31/23	45,089	14.03	45,089	424,882
Total	55,800	$14.54	55,800	424,882

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

SB FINANCIAL GROUP, INC.

Date: May 11, 2023	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer