Form 10-Q
period 2023-06-30
SB FINANCIAL GROUP, INC.
filed 2023-08-10
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,846,612 Outstanding at August 10, 2023	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	June 2023	December
	(unaudited)	2022
Assets
Cash and due from banks	$20,993	$27,817
Interest bearing time deposits	1,180	2,131
Available-for-sale securities	227,996	238,780
Loans held for sale	5,684	2,073
Loans, net of unearned income	984,824	962,075
Allowance for credit losses	(15,795)	(13,818)
Premises and equipment, net	22,230	22,829
Federal Reserve and Federal Home Loan Bank Stock, at cost	7,634	6,326
Foreclosed assets and other assets held for sale, net	625	777
Interest receivable	4,079	4,091
Goodwill	23,239	23,239
Cash value of life insurance	29,183	28,870
Mortgage servicing rights	13,723	13,503
Other assets	15,840	16,940
Total assets	$1,341,435	$1,335,633

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$218,411	$256,799
Interest bearing demand	170,282	191,719
Savings	225,065	191,272
Money market	217,681	255,995
Time deposits	239,717	190,880
Total deposits	1,071,156	1,086,665

Repurchase agreements	21,118	14,923
Federal Home Loan Bank advances	81,300	60,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,618	19,594
Interest payable	1,866	769
Other liabilities	18,401	24,944
Total liabilities	1,223,769	1,217,205

Commitments & Contingent Liabilities

Shareholders’ Equity

Preferred stock, no par value; authorized 200,000 shares; 2023 - 0 shares outstanding, 2022 - 0 shares outstanding	-	-
Common stock, no par value; 2023 - 10,500,000 shares authorized, 8,525,375 shares issued; 2022 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,154	15,087
Retained earnings	103,725	101,966
Accumulated other comprehensive loss	(32,894)	(32,120)
Treasury stock, at cost; (2023 - 1,659,468 common shares; 2022 - 1,589,913 common shares)	(29,638)	(27,824)
Total shareholders’ equity	117,666	118,428
Total liabilities and shareholders’ equity	$1,341,435	$1,335,633

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

($ in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest Income
Loans
Taxable	$12,715	$8,880	$24,841	$16,932
Tax exempt	121	73	237	134
Securities
Taxable	1,328	1,328	2,678	2,447
Tax exempt	46	52	93	99
Other interest income	196	141	381	257
Total interest income	14,406	10,474	28,230	19,869

Interest Expense
Deposits	3,538	567	6,116	1,185
Repurchase agreements & other	9	11	19	24
Federal Home Loan Bank advance expense	664	38	1,217	77
Trust preferred securities expense	172	71	336	124
Subordinated debt expense	194	194	389	389
Total interest expense	4,577	881	8,077	1,799

Net Interest Income	9,829	9,593	20,153	18,070

Provision for credit losses - loans	375	-	688	-
Provision for unfunded commitments	(230)	-	(293)	-
Total provision for credit losses	145	-	395	-

Net interest income after provision for credit losses	9,684	9,593	19,758	18,070

Noninterest Income
Wealth management fees	940	936	1,857	1,891
Customer service fees	871	860	1,696	1,654
Gain on sale of mortgage loans & OMSR	1,056	1,196	1,655	2,872
Mortgage loan servicing fees, net	494	606	1,102	1,810
Gain on sale of non-mortgage loans	218	167	242	336
Title insurance income	455	697	828	1,299
Other income	327	211	647	613
Total noninterest income	4,361	4,673	8,027	10,475

Noninterest Expense
Salaries and employee benefits	5,721	6,418	11,634	12,607
Net occupancy expense	802	719	1,586	1,461
Equipment expense	1,002	827	1,983	1,681
Data processing fees	685	643	1,331	1,219
Professional fees	612	760	1,475	1,710
Marketing expense	213	222	411	453
Telephone and communications	124	105	245	216
Postage and delivery expense	78	110	165	226
State, local and other taxes	218	277	446	555
Employee expense	156	175	344	311
Other expense	728	546	1,492	1,222
Total noninterest expense	10,339	10,802	21,112	21,661

Income before income tax	3,706	3,464	6,673	6,884

Provision for income taxes	631	630	1,148	1,237

Net Income	$3,075	$2,834	$5,525	$5,647

Basic earnings per common share	$0.45	$0.40	$0.80	$0.80

Diluted earnings per common share	$0.44	$0.40	$0.79	$0.79

Average common shares outstanding (in thousands):
Basic:	6,847	7,075	6,890	7,055
Diluted:	6,910	7,149	6,976	7,116

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2023	2022	2023	2022

Net income	$3,075	$2,834	$5,525	$5,647
Other comprehensive gain (loss)
Investment securities available for sale Available for sale investment securities:
Gross unrealized holding loss arising in the period	(4,080)	(10,824)	(980)	(25,777)
Related tax benefit	857	2,273	206	5,412
Net effect on other comprehensive income (loss)	(3,223)	(8,551)	(774)	(20,365)
Total comprehensive income (loss)	$(148)	$(5,717)	$4,751	$(14,718)

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
January 1, 2023	$61,319	$15,087	$101,966	$(32,120)	$(27,824)	$118,428
Net income			2,450			2,450
Other comprehensive income				2,449		2,449
Adoption of ASU 2016-13			(1,991)			(1,991)
Cash dividends on common, $0.125 per share			(877)			(877)
Restricted stock vesting		(299)			299	-
Repurchased stock - 55,800 shares					(865)	(865)
Stock based compensation expense		165				165
March 31, 2023	$61,319	$14,953	$101,548	$(29,671)	$(28,390)	$119,759

Net income			3,075			3,075
Other comprehensive loss				(3,223)		(3,223)
Dividends on common, $0.13 per share			(898)			(898)
Repurchased stock (91,260 shares)					(1,248)	(1,248)
Stock based compensation expense		201				201
Balance, June 30, 2023	$61,319	$15,154	$103,725	$(32,894)	$(29,638)	$117,666

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
January 1, 2022	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929
Net income			2,813			2,813
Other comprehensive loss				(11,814)		(11,814)
Stock dividends on common - 344,663 shares	6,856		(6,864)			(8)
Cash dividends on common, $0.115 per share			(832)			(832)
Restricted stock vesting		(230)			230	-
Repurchased stock - 130,848 shares					(2,609)	(2,609)
Stock based compensation expense		158				158
March 31, 2022	$61,319	$14,872	$94,833	$(13,659)	$(24,728)	$132,637

Net income			2,834			2,834
Other comprehensive loss				(8,551)		(8,551)
Dividends on common, $0.12 per share			(858)			(858)
Repurchased stock (94,211 shares)					(1,703)	(1,703)
Stock based compensation expense		197				197
Balance, June 30, 2022	$61,319	$15,069	$96,809	$(22,210)	$(26,431)	$124,556

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
($ in thousands)	2023	2022

Operating Activities
Net Income	$5,525	$5,647
Items not requiring (providing) cash
Depreciation and amortization	1,110	1,092
Provision for credit losses	395	-
Expense of share-based compensation plan	366	355
Amortization of premiums and discounts on securities	267	566
Amortization of intangible assets	43	34
Amortization of originated mortgage servicing rights	625	1,044
Recovery of mortgage servicing rights	(40)	(1,129)
Proceeds from sale of loans held for sale	73,736	125,051
Originations of loans held for sale	(76,256)	(119,902)
Gain from sale of loans	(1,897)	(3,209)
Changes in
Interest receivable	12	(336)
Other assets	1,500	2,342
Interest payable & other liabilities	(6,301)	(7,863)
Net cash provided by (used in) operating activities	(915)	3,692
Investing Activities
Purchases of available-for-sale securities	(723)	(50,618)
Proceeds from maturities of interest bearing time deposits	951	952
Proceeds from maturities of available-for-sale securities	10,260	21,371
Net change in loans	(22,863)	(73,073)
Purchase of premises, equipment	(511)	(1,044)
Purchase of bank owned life insurance	-	(10,500)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(2,392)	-
Proceeds from sale of Federal Home Loan Bank Stock	1,084	-
Proceeds from sale of foreclosed assets	187	1,600
Net cash used in investing activities	(14,007)	(111,312)

Financing Activities
Net decrease in demand deposits, money market, interest checking & savings accounts	(64,346)	(27,020)
Net increase (decrease) in time deposits	48,837	(14,246)
Net increase in securities sold under agreements to repurchase	6,195	15,452
Proceeds from Federal Home Loan Bank advances	337,000	25,000
Repayment of Federal Home Loan Bank advances	(315,700)	(5,500)
Stock repurchase plan	(2,113)	(4,312)
Dividends on common shares	(1,775)	(1,698)
Net cash provided by (used in) financing activities	8,098	(12,324)
Decrease in cash and cash equivalents	(6,824)	(119,944)
Cash and cash equivalents, beginning of period	27,817	149,511
Cash and cash equivalents, end of period	$20,993	$29,567
Supplemental cash flow information
Interest paid	$6,980	$1,807
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$31	$172
Stock dividends declared and paid	$-	$6,856

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1–BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of results for the complete year.

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

ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On January 1, 2023, the Company adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) (“ASC 326”) as amended. The new accounting guidance in this ASU replaces the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss (“CECL”) methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments), and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure.

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning on or after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The transition adjustment of the CECL adoption included an increase in the allowance for credit losses (“ACL”) of $1.4 million and an increase of $1.1 million to establish a reserve for unfunded commitments, with a $2.0 million decrease to retained earnings, and $0.5 million of income tax portion being recorded as part of the deferred tax asset in the Company’s consolidated balance sheet.

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

Allowance for Credit Losses - Securities Available-for-Sale

For available-for-sale debt securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the ACL under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit losses related to the available-for-sale debt securities portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $0.7 million at June 30, 2023 and was excluded from the estimate of credit losses.

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

Accrued interest receivable related to loans totaled $2.5 million at June 30, 2023 and is excluded from the estimate of credit losses.

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

The Company utilized a Discounted Cash Flow (“DCF”) method to estimate the quantitative portion of the ACL for all loan pools evaluated on a collective pooled basis, with the exception of the credit card portfolio, which was estimated using the Remaining Life Method. For each segment, a Loss Driver Analysis (“LDA”) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data, as well as peer institution data.

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through June 30, 2023 contained within the model is being supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a statistically sound calculation.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting dated adjusted for selling costs as appropriate.

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

While the Company’s policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the ACL and thus the resulting provision for credit losses.

ASU No. 2022-02: Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures

On January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which removed the existing measurement and disclosure requirements for loans considered to be Troubled Debt Restructurings (“TDRs”) and added additional disclosure requirements related to modifications provided to borrowers experiencing financial difficulty. Prior to adoption of ASU 2022-02, a change in contractual terms of a loan where a borrower was experiencing financial difficulty and received a concession not available through other sources the loans was required to be disclosed as a TDR, whereas now a borrower that is experiencing financial difficulty and receives a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension in the current period needs to be disclosed. The amendment was adopted prospectively and had no impact on the Company’s consolidated financial statements aside from additional and revised financial statement disclosures (See Note 4 to the consolidated financial statements).

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

	Three Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2023	2022

Distributed earnings allocated to common shares	$899	$858
Undistributed earnings allocated to common shares	2,168	1,968

Net earnings allocated to common shares	3,067	2,826
Net earnings allocated to participating securities	8	8

Net Income allocated to common shares and participating securities	$3,075	$2,834

Weighted average shares outstanding for basic earnings per share	6,847	7,075
Dilutive effect of stock compensation	63	74

Weighted average shares outstanding for diluted earnings per share	6,910	7,149

Basic earnings per common share	$0.45	$0.40

Diluted earnings per common share	$0.44	$0.40

	Six Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2023	2022

Distributed earnings allocated to common shares	$1,776	$1,694
Undistributed earnings allocated to common shares	3,733	3,939

Net earnings allocated to common shares	5,509	5,633
Net earnings allocated to participating securities	16	14
Net Income allocated to common shares and participating securities	$5,525	$5,647

Weighted average shares outstanding for basic earnings per share	6,890	7,055
Dilutive effect of stock compensation	86	61
Weighted average shares outstanding for diluted earnings per share	6,976	7,116

Basic earnings per common share	$0.80	$0.80

Diluted earnings per common share	$0.79	$0.79

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

Note 3 – AVAILABLE-FOR-SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2023 and December 31, 2022 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2023
U.S. Treasury and Government agencies	$8,137	$-	$(934)	$7,203
Mortgage-backed securities	231,984	3	(36,116)	195,871
State and political subdivisions	12,312	8	(1,555)	10,765
Other corporate securities	17,200	-	(3,043)	14,157
Totals	$269,633	$11	$(41,648)	$227,996

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. Treasury and Government agencies	$7,636	$-	$(872)	$6,764
Mortgage-backed securities	241,741	4	(35,910)	205,835
State and political subdivisions	12,862	10	(1,769)	11,103
Other corporate securities	17,200	-	(2,122)	15,078
Totals	$279,439	$14	$(40,673)	$238,780

The amortized cost and fair value of securities available-for-sale at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,338	$1,330
Due after one year through five years	2,229	2,168
Due after five years through ten years	24,868	20,880
Due after ten years	9,214	7,747
	37,649	32,125
Mortgage-backed securities	231,984	195,871
Totals	$269,633	$227,996

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $76.6 million at June 30, 2023 and $53.9 million at December 31, 2022. The fair value of securities delivered for repurchase agreements was $22.5 million at June 30, 2023 and $17.8 million at December 31, 2022.

There were no realized gains or losses from sales of available-for-sale securities for the three and six months ended June 30, 2023 or June 30, 2022.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $226.2 million at June 30, 2023, and $235.5 million at December 31, 2022, which consisted of 155 securities, or 100 percent, and 155 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022, are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$1,585	$(66)	$5,365	$(868)	$6,950	$(934)
Mortgage-backed securities	15,575	(1,157)	179,986	(34,959)	195,561	(36,116)
State and political subdivisions	2,510	(80)	7,530	(1,475)	10,040	(1,555)
Other corporate securities	3,978	(872)	9,678	(2,171)	13,656	(3,043)
Totals	$23,648	$(2,175)	$202,559	$(39,473)	$226,207	$(41,648)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$3,788	$(452)	$2,974	$(420)	$6,762	$(872)
Mortgage-backed securities	52,351	(5,234)	153,055	(30,676)	205,406	(35,910)
State and political subdivisions	7,461	(1,370)	1,268	(399)	8,729	(1,769)
Other corporate securities	12,015	(1,736)	2,564	(386)	14,579	(2,122)
Totals	$75,615	$(8,792)	$159,861	$(31,881)	$235,476	$(40,673)

The total unrealized loss in the securities portfolio was $41.6 million as of June 30, 2023 compared to a $40.7 million unrealized loss at December 31, 2022. Management evaluates if any security has a fair value less than its amortized cost on a quarterly basis. Once these securities are identified, management determines whether a decline in fair value resulted from a credit loss or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, a provision is recorded to the ACL.

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

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	June 30, 2023	December 31, 2022

Commercial & industrial	$123,226	$128,393
Commercial real estate - owner occupied	116,421	110,929
Commercial real estate - nonowner occupied	300,991	301,880
Agricultural	58,222	64,505
Residential real estate	321,365	291,368
Home equity line of credit (HELOC)	46,587	45,056
Consumer	18,012	19,944
Total loans	984,824	962,075
Allowance for credit losses	(15,795)	(13,818)
Loans, net	$969,029	$948,257

The totals shown above are net of deferred loan fees and costs, which totaled $0.41 million and $0.31 million at June 30, 2023 and December 31, 2022, respectively.

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

Allowance for Credit Losses (ACL)

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

As a result of the adoption of ASC 326, the Company recorded a $1.4 million increase to the ACL as a cumulative-effect adjustment on January 1, 2023. The following table summarizes the activity related to the ACL for the three and six months ended June 30, 2023 under the CECL methodology.

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following two tables contain disclosures related to the allowance for loan losses in prior periods under this methodology.

($ in thousands) For the three months ended June 30, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period
Commercial & industrial	$1,965	$-	$-	$-	$(8)	$1,957
Commercial real estate - owner occupied	1,795	-	-	-	102	1,897
Commercial real estate - nonowner occupied	5,841	-	-	-	(58)	5,783
Agricultural	403	-	-	-	5	408
Residential real estate	4,692	-	(21)	-	314	4,985
HELOC	495	-	-	-	28	523
Consumer	251	-	(11)	10	(8)	242
Total	$15,442	$-	$(32)	$10	$375	$15,795

($ in thousands) For the six months ended June 30, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period
Commercial & industrial	$1,663	$230	$-	$-	$64	$1,957
Commercial real estate - owner occupied	1,696	54	-	-	147	1,897
Commercial real estate - nonowner occupied	4,584	1,015	-	-	184	5,783
Agricultural	611	(194)	-	-	(9)	408
Residential real estate	4,438	360	(53)	-	240	4,985
HELOC	547	(76)	-	-	52	523
Consumer	279	(17)	(48)	18	10	242
Total	$13,818	$1,372	$(101)	$18	$688	$15,795

($ in thousands) For the three months ended June 30, 2022	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,892	$-	$-	$(64)	$1,828
Commercial real estate - owner occupied	2,564	-	-	-	2,564
Commercial real estate - nonowner occupied	4,319	-	-	(212)	4,107
Agricultural	547	-	-	13	560
Residential real estate	3,502	-	-	249	3,751
HELOC	534	-	-	-	534
Consumer	446	(9)	6	14	457
Total	$13,804	$(9)	$6	$-	$13,801

($ in thousands) For the six months ended June 30, 2022	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,890	$-	$-	$(62)	$1,828
Commercial real estate - owner occupied	2,564	-	-	-	2,564
Commercial real estate - nonowner occupied	4,217	-	-	(110)	4,107
Agricultural	599	-	-	(39)	560
Residential real estate	3,515	-	-	236	3,751
HELOC	579	-	-	(45)	534
Consumer	441	(18)	14	20	457
Total	$13,805	$(18)	$14	$-	$13,801

($ in thousands) For the twelve months ended December 31, 2022	Balance at Beginning of Period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance at End of Period

Commercial & industrial	$1,890	$-	$-	$(227)	$1,663
Commercial real estate - owner occupied	2,564	-	-	(868)	1,696
Commercial real estate - nonowner occupied	4,217	-	-	367	4,584
Agricultural	599	-	-	12	611
Residential real estate	3,515	-	-	923	4,438
HELOC	579	(34)	47	(45)	547
Consumer	441	-	-	(162)	279
Total	$13,805	$(34)	$47	$-	$13,818

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL.

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2023.

($ in thousands)	Collateral Type			Allocated
June 30, 2023	Real Estate	Other	Total	Allowance

Commercial & industrial	$335	$-	$335	$37
Commercial real estate - owner occupied	1,912	-	1,912	-
Commercial real estate - nonowner occupied	1,372	-	1,372	-
Agricultural	-	-	-	-
Residential real estate	1,500	-	1,500	15
HELOC	164	-	164	4
Consumer	-	-	-	-
Total	$5,283	$-	$5,283	$56

Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology under the incurred loss methodology as of December 31, 2022 and June 30, 2022.

December 31, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance for credit losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$138	$2	$140
Collectively evaluated for impairment	$1,663	$6,280	$611	$4,300	$824	$13,678

Totals	$1,663	$6,280	$611	$4,438	$826	$13,818

Loans:
Individually evaluated for impairment	$204	$347	$-	$2,863	$114	$3,528
Collectively evaluated for impairment	$128,189	$412,462	$64,505	$288,505	$64,886	$958,547

Totals	$128,393	$412,809	$64,505	$291,368	$65,000	$962,075

June 30, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance for credit losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$167	$4	$171
Collectively evaluated for impairment	$1,828	$6,671	$560	$3,584	$987	$13,630

Totals	$1,828	$6,671	$560	$3,751	$991	$13,801

Loans:
Individually evaluated for impairment	$117	$295	$-	$2,997	$131	$3,540
Collectively evaluated for impairment	$127,317	$403,784	$60,490	$238,779	$61,314	$891,684

Totals	$127,434	$404,079	$60,490	$241,776	$61,445	$895,224

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

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators by year of origination as of June 30, 2023.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$8,428	$20,754	$21,837	$11,460	$8,498	$6,792	$44,227	$365	$122,361
Special Mention (5)	-	-	-	105	-	177	25	31	338
Substandard (6)	-	42	-	-	-	124	252	-	418
Doubtful (7)	-	-	-	-	-	103	1	5	109
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$8,428	$20,796	$21,837	$11,565	$8,498	$7,196	$44,505	$401	$123,226

Commercial real estate - owner occupied
Pass (1 - 4)	$10,436	$21,118	$28,317	$13,897	$13,501	$26,236	$41	$63	$113,609
Special Mention (5)	-	-	-	711	191	1	-	-	903
Substandard (6)	-	-	-	1,719	189	-	-	-	1,908
Doubtful (7)	-	-	-	-	1	-	-	-	1
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$10,436	$21,118	$28,317	$16,327	$13,882	$26,237	$41	$63	$116,421

Commercial real estate - nonowner occupied
Pass (1 - 4)	$30,149	$75,261	$58,822	$49,332	$31,470	$53,291	$128	$117	$298,570
Special Mention (5)	-	-	-	-	-	1,024	-	-	1,024
Substandard (6)	-	-	-	-	864	341	-	-	1,205
Doubtful (7)	-	-	37	-	-	155	-	-	192
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$30,149	$75,261	$58,859	$49,332	$32,334	$54,811	$128	$117	$300,991

Agricultural
Pass (1 - 4)	$4,986	$16,821	$13,333	$3,640	$1,961	$11,075	$6,406	$-	$58,222
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$4,986	$16,821	$13,333	$3,640	$1,961	$11,075	$6,406	$-	$58,222

Residential real estate
Pass (1 - 4)	$39,018	$114,076	$87,573	$35,175	$11,673	$26,251	$3,214	$1,900	$318,880
Special Mention (5)	-	-	254	56	1,031	1,121	-	-	2,462
Substandard (6)	-	-	-	-	-	23	-	-	23
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$39,018	$114,076	$87,827	$35,231	$12,704	$27,395	$3,214	$1,900	$321,365

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$26	$18	$88	$306	$38,892	$7,005	$46,335
Special Mention (5)	-	-	-	-	-	64	35	153	252
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$26	$18	$88	$370	$38,927	$7,158	$46,587

Consumer
Pass (1 - 4)	$1,510	$6,244	$1,814	$1,124	$362	$212	$6,717	$-	$17,983
Special Mention (5)	-	9	13	1	6	-	-	-	29
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$1,510	$6,253	$1,827	$1,125	$368	$212	$6,717	$-	$18,012

Total Loans
Pass (1 - 4)	$94,527	$254,274	$211,722	$114,646	$67,553	$124,163	$99,625	$9,450	$975,960
Special Mention (5)	-	9	267	873	1,228	2,387	60	184	5,008
Substandard (6)	-	42	-	1,719	1,053	488	252	-	3,554
Doubtful (7)	-	-	37	-	1	258	1	5	302
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$94,527	$254,325	$212,026	$117,238	$69,835	$127,296	$99,938	$9,639	$984,824

The following table presents loan balances by credit quality indicators and loan categories as of December 31, 2022.

($ in thousands) December 31, 2022	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$127,727	$107,999	$296,611	$64,505	$288,028	$44,746	$19,915	$949,531
Special Mention (5)	394	2,930	4,899	-	-	-	-	8,223
Substandard (6)	158	-	160	-	3,316	310	29	3,973
Doubtful (7)	114	-	210	-	24	-	-	348
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$128,393	$110,929	$301,880	$64,505	$291,368	$45,056	$19,944	$962,075

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2023 and December 31, 2022.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past
June 30, 2023	Past Due	Past Due	90 Days Past Due	Due	Current	Total Loans

Commercial & industrial	$-	$67	$141	$208	$123,018	$123,226
Commercial real estate - owner occupied	-	-	-	-	116,421	116,421
Commercial real estate - nonowner occupied	156	39	53	248	300,743	300,991
Agricultural	8	-	-	8	58,214	58,222
Residential real estate	161	355	1,041	1,557	319,808	321,365
HELOC	84	-	154	238	46,349	46,587
Consumer	20	54	24	98	17,914	18,012
Total Loans	$429	$515	$1,413	$2,357	$982,467	$984,824

	30-59 Days	60-89 Days	Greater Than	Total Past
December 31, 2022	Past Due	Past Due	90 Days Past Due	Due	Current	Total Loans

Commercial & industrial	$23	$108	$114	$245	$128,148	$128,393
Commercial real estate - owner occupied	-	-	-	-	110,929	110,929
Commercial real estate - nonowner occupied	114	-	32	146	301,734	301,880
Agricultural	-	-	-	-	64,505	64,505
Residential real estate	98	411	1,287	1,796	289,572	291,368
HELOC	98	24	138	260	44,796	45,056
Consumer	61	26	22	109	19,835	19,944
Total Loans	$394	$569	$1,593	$2,556	$959,519	$962,075

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received or when a borrower establishes a history of six consecutive timely principal and interest payments. It is at the discretion of management to determine when a loan is placed back on accrual status upon receipt of six consecutive timely payments. The categories of nonaccrual loans as of June 30, 2023 and December 31, 2022 are presented in the following table.

	June 30, 2023			December 31, 2022
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans	Total nonaccrual loans
Commercial & industrial	$170	$-	$170	$114
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	192	-	192	210
Agricultural	-	-	-	-
Residential real estate	766	1,500	2,266	3,020
Home equity line of credit (HELOC)	88	164	252	310
Consumer	30	-	30	28
Total loans	$1,246	$1,664	$2,910	$3,682

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

Large groups of smaller balance homogenous loans were collectively evaluated for impairment. Accordingly, the Company did not separately identify individual consumer and residential loans for impairment measurements, unless such loans were the subject of a restructuring agreement due to financial difficulties of the borrower. Impaired loans less than $100,000 were included in groups of homogenous loans. These loans were evaluated based on delinquency status. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

The following table presents loans individually evaluated for impairment as of and for the three and six months ended June 30, 2022 and for the twelve months ended December 31, 2022:

($ in thousands) Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2022	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	347	825	-	1,350	94
Agricultural	-	-	-	-	-
Residential real estate	1,491	1,558	-	1,793	65
HELOC	68	68		85	4
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	1,372	1,372	138	1,424	43
HELOC	46	46	2	51	2
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$347	$825	$-	$1,350	$94
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,863	$2,930	$138	$3,217	$108
HELOC	$114	$114	$2	$136	$6
Consumer	$-	$-	$-	$-	$-

	Three Months Ended		Six Months Ended
June 30, 2022	Average Recorded	Interest Income	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$216	$1	$216	$1
Commercial real estate - owner occupied	88	-	88	-
Commercial real estate - nonowner occupied	348	6	350	11
Agricultural	-	-	-	-
Residential real estate	2,002	16	2,011	35
HELOC	21	-	23	1
Consumer	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-
Agricultural	-	-	-	-
Residential real estate	1,278	15	1,279	1
HELOC	123	1	125	1
Consumer	-	-	-	-
Totals:
Commercial & industrial	$216	$1	$216	$1
Commercial real estate - owner occupied	$88	$-	$88	$-
Commercial real estate - nonowner occupied	$348	$6	$350	$11
Agricultural	$-	$-	$-	$-
Residential real estate	$3,280	$31	$3,290	$36
HELOC	$144	$1	$148	$2
Consumer	$-	$-	$-	$-

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

For the six months ended June 30, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of June 30, 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the six-month period ended June 30, 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The allowance for credit losses for unfunded loan commitments of $0.9 million at June 30, 2023 is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and six months ended June 30, 2023.

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2023
Balance, beginning of period	$1,086	$-
Adjustment for adoption of ASU 2016-13	-	1,149
Provision for unfunded commitments	(230)	(293)
Balance, end of period	$856	$856

NOTE 5 – GOODWILL

A summary of the activity in goodwill is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance	$23,239	$23,239	$23,239	$23,191
Measurement period adjustments	-	-	-	48
Ending balance	$23,239	$23,239	$23,239	$23,239

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or circumstances change that indicate an impairment may exist.

As of June 30, 2023 and December 31, 2022, the carrying amount of goodwill was $23.2 million. Goodwill is assessed for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was evaluated for impairment using a qualitative assessment performed as of December 31, 2022. The results of the assessment indicated no goodwill impairment existed as of that date.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.35 billion at June 30, 2023 and December 31, 2022. Contractually specified servicing fees of $0.8 million and $1.7 million were included in mortgage loan servicing fees in the consolidated income statement for the three and six months ended June 30, 2023, respectively. Servicing fees of $0.9 million and $1.7 million were included for the three and six months ended June 30, 2022, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Balance at beginning of period	$13,548	$13,135	$13,503	$12,034
Mortgage servicing rights capitalized during the period	525	530	805	1,288
Mortgage servicing rights amortization during the period	(334)	(496)	(625)	(1,043)
Net change in valuation allowance	(16)	239	40	1,129
Balance at end of period	$13,723	$13,408	$13,723	$13,408

Valuation allowance:
Balance at beginning of period	$121	$566	$177	$1,456
Increase (decrease)	16	(239)	(40)	(1,129)
Balance at end of period	$137	$327	$137	$327

Fair value, beginning of period	$16,911	$14,433	$15,754	$12,629
Fair value, end of period	$16,645	$15,135	$16,645	$15,135

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$63,424	$5,167	$66,477	$5,538
IRLCs	-	-	-	-
Forward contracts	14,750	48	5,500	26
Total contracts	$78,174	$5,215	$71,977	$5,564

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$63,424	$(5,167)	$66,477	$(5,538)
Forward contracts	-	-	-	-
IRLCs	10,047	(10)	3,268	(20)
Total contracts	$73,471	$(5,177)	$69,745	$(5,558)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC or forward contract and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three and six months ended June 30, 2023 and 2022.

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	Statement of income classification	2023	2022	2023	2022
Interest rate swap contracts	Other income	$-	$3	$6	$3
IRLCs	Gain on sale of mortgage loans & OMSR	(55)	209	10	32
Forward contracts	Gain on sale of mortgage loans & OMSR	160	(325)	22	(12)

The following table shows the offsetting of financial assets and derivative assets at June 30, 2023 and December 31, 2022.

	Gross	Gross amounts	Net amounts of assets	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized assets	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2023
Interest rate swaps	$5,167	$-	$5,167	$-	$3,770	$1,397

December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$4,480	$1,058

The following table shows the offsetting of financial liabilities and derivative liabilities at June 30, 2023 and December 31, 2022.

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	Gross amounts of recognized liabilities	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2023
Interest rate swaps	$5,167	$-	$5,167	$-	$100	$5,067

December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$-	$5,538

NOTE 8 – DEPOSITS

Major classification of deposits at June 30, 2023 and at December 31, 2022 were as follows:

($ in thousands)	June 30, 2023	December 31, 2022
Non interest bearing demand	$218,411	$256,799
Interest bearing demand	170,282	191,719
Savings	225,065	191,272
Money market	217,681	255,995
Time deposits less than $250,000	191,921	160,507
Time deposits $250,000 or greater	47,796	30,373
Total Deposits	$1,071,156	$1,086,665

Included in time deposits at June 30, 2023 and December 31, 2022 were $62.8 million and $58.0 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 9 – SHORT-TERM BORROWINGS

($ in thousands)	June 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$21,118	$14,923

The Company has retail repurchase (“REPO”) agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2025 through 2061. As of June 30, 2023, these REPO agreements were secured by securities with a fair value totaling $22.5 million. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) and the Bank Term Funding Program (“BTFP”) by pledging either securities or loans as collateral. As of June 30, 2023, there was no collateral pledged or borrowings drawn through either facility.

At June 30, 2023 and December 31, 2022, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB advances were secured by $249.5 million in mortgage loans at June 30, 2023. Advances consisted of fixed and variable interest rates from 3.53 to 5.15 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at June 30, 2023 were:

($ in thousands)	Debt
2023	$62,300
2026	$5,000
2028	14,000
Total	$81,300

NOTE 11 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. The issuers of these securities have proposed Secured Overnight Financing Rate (“SOFR”) as a replacement rate for the LIBOR-based interest rate and will amend the documents governing the securities prior to LIBOR cessation. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of June 30, 2023 and December 31, 2022 was $10.3 million, with a maturity date of September 15, 2035.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2023 and December 31, 2022.

($ in thousands)	Fair value at June 30, 2023	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$7,203	$-	$7,203	$-
Mortgage-backed securities	195,871	-	195,871	-
State and political subdivisions	10,765	-	10,765	-
Other corporate securities	14,157	-	14,157	-
Interest rate contracts - assets	5,167	-	5,167	-
Interest rate contracts - liabilities	(5,167)	-	(5,167)	-
Forward contracts	48	48	-	-
IRLCs	(10)	-	-	(10)

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$6,764	$-	$6,764	$-
Mortgage-backed securities	205,835	-	205,835	-
State and political subdivisions	11,103	-	11,103	-
Other corporate securities	15,078	-	15,078	-
Interest rate contracts - assets	5,538	-	5,538	-
Interest rate contracts - liabilities	(5,538)	-	(5,538)	-
Forward contracts	26	26	-	-
IRLCs	(20)	-	-	(20)

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2023 and 2022.

	for the Three Months Ended June 30,		for the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest rate lock commitments
Balance at beginning of period	$45	$(155)	$(20)	$22
Change in fair value	(55)	209	10	32
Balance at end of period	$(10)	$54	$(10)	$54

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans (or impaired loans prior to the adoption of ASC 326) is based on the appraised value of the collateral, less estimated cost to sell. Collateral- dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at June 30, 2023 and December 31, 2022.

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

($ in thousands)	Fair value at June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$1,057	$-	$-	$1,057
Mortgage servicing rights	1,273	-	-	1,273

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$1,028	$-	$-	$1,028
Mortgage servicing rights	1,448	-	-	1,448

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands)	Fair value at June 30, 2023	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent individually evaluated loans	$1,057	Market comparable properties	Comparability adjustments (%)	1 - 23% (6%)

Mortgage servicing rights	1,273	Discounted cash flow	Discount rate	11.64%
			Constant prepayment rate	6.99%
			P&I earnings credit	5.13%
			T&I earnings credit	5.08%
			Inflation for cost of servicing	3.50%

IRLCs	(10)	Discounted cash flow	Loan closing rates	48% - 99%

($ in thousands)	Fair value at December 31, 2022	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent impaired loans	$1,028	Market comparable properties	Comparability adjustments (%)	8 - 21% (12%)

Mortgage servicing rights	1,448	Discounted cash flow	Discount rate	11.39%
			Constant prepayment rate	7.52%
			P&I earnings credit	4.35%
			T&I earnings credit	4.58%
			Inflation for cost of servicing	3.50%

IRLCs	(20)	Discounted cash flow	Loan closing rates	41% - 99%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2023 as compared to December 31, 2022.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2023 and December 31, 2022.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2023 and December 31, 2022 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
June 30, 2023	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,993	$20,993	$20,993	$-	$-
Interest bearing time deposits	1,180	1,180	-	1,180	-
Loans held for sale	5,684	5,720	-	5,720	-
Loans, net of allowance for loan losses	969,029	934,906	-	-	934,906
Federal Reserve and FHLB Bank stock, at cost	7,634	7,634	-	7,634	-
Interest receivable	4,079	4,079	-	4,079	-

Financial liabilities
Deposits	$1,071,156	$1,075,816	$831,439	$244,377	$-
Short-term borrowings	21,118	21,118	-	21,118	-
FHLB advances	81,300	80,789	-	80,789	-
Trust preferred securities	10,310	9,609	-	9,609	-
Subordinated debt, net of issuance costs	19,618	19,018	-	19,018	-
Interest payable	1,866	1,866	-	1,866	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2022	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,817	$27,817	$27,817	$-	$-
Interest bearing time deposits	2,131	2,131	-	2,131	-
Loans held for sale	2,073	2,100	-	2,100	-
Loans, net of allowance for loan losses	948,257	945,699	-	-	945,699
Federal Reserve and FHLB Bank stock, at cost	6,326	6,326	-	6,326	-
Interest receivable	4,091	4,091	-	4,091	-

Financial liabilities
Deposits	$1,086,665	$1,090,718	$895,785	$194,933	$-
Short-term borrowings	14,923	14,923	-	14,923	-
FHLB advances	60,000	59,886	-	59,886	-
Trust preferred securities	10,310	9,674	-	9,674	-
Subordinated debt, net of issuance costs	19,594	18,959	-	18,959	-
Interest payable	769	769	-	769	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 145,376 shares had been granted under the plan as of June 30, 2023.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of June 30, 2023, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first six months of 2023.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan, which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three and six months ended June 30, 2023 was $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2022 was $0.2 million and $0.4 million, respectively.

As of June 30, 2023, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.19 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the six months ended June 30, 2023.

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2023	52,919	$19.23
Granted	28,664	16.53
Vested	(31,810)	17.96
Forfeited	(807)	18.27
Nonvested, June 30, 2023	48,966	$18.49

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at June 30, 2023, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us;

●	recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole, any of which could adversely affect the Company’s business, earnings and financial condition;

●	instability in global economic conditions and geopolitical matters (including the ongoing conflict in Ukraine), and volatility in financial markets, which could have a material adverse effect on our results of operations and financial condition;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the impacts and duration of the continuing recovery from the COVID-19 pandemic and its impacts on national, regional and local economies, supply chains, labor markets and on our customers, counterparties, employees and third-party service providers;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	the transition away from LIBOR as a reference rate for financial contracts, which could negatively impact our income and expenses and the value of various financial contracts;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to the continuing inflationary pressures and other economic and financial market conditions;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclose or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;

●	the effect of changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	the effect of changes in accounting standards, policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to adapt to or comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to the Company’s environmental, social and governance (ESG) practices, which could affect our reputation and business and operating results;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by “Item IA. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, and by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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

Allowance for Credit Losses – The Company believes the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the allowance for credit losses is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default (“LGD”), the amounts and timing of expected future cash flows on individually evaluated loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

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

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Net Income: Net income for the second quarter of 2023 was $3.1 million compared to net income of $2.8 million for the second quarter of 2022, an increase of 8.5 percent. Diluted earnings per share (“DEPS”) of $0.44 were up 10.0 percent from DEPS of $0.40 for the second quarter of 2022. Net income for the second quarter of 2023 was positively impacted by higher loan income, which was offset by significantly higher interest expense cost on deposits and wholesale borrowings. Mortgage loan volume was down over 31 percent compared to the prior year second quarter, but originations were up when compared to the first quarter of 2023.

Provision for Credit Losses: The second quarter provision for credit losses was $0.15 million as compared to no ($0) provision for the prior year quarter. Net charge-offs for the quarter were $22,000 compared to net charge-offs of $3,000 for the year-ago quarter. Total delinquent loans ended the quarter at $2.4 million, or 0.24 percent of total loans, which is down $0.6 million compared to the prior year. The Company adopted ASC 326 on January 1, 2023, which increased the allowance for credit losses (“ACL”) by $1.4 million.

Asset Quality Review – For the Period Ended ($ in thousands)	June 30, 2023	June 30, 2022
Net charge-offs – QTD/YTD	$22/$83	$3/$4
Nonaccruing loans	2,910	3,998
OREO / Other Assets Owned (OAO)	625	730
Nonperforming assets	3,535	4,728
Nonperforming assets/Total assets	0.26%	0.37%
Allowance for credit losses/Total loans	1.60%	1.54%
Allowance for credit losses/Nonperforming loans	542.8%	345.2%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $14.2 million for the second quarter of 2023, a decrease of $0.1 million, or 0.5 percent, from the $14.3 million generated during the second quarter of 2022.

Net interest income (“NII”) for the second quarter of 2023 was $9.8 million, which was up $0.2 million from the prior year second quarter’s $9.6 million. Comparing the second quarter of 2023 to the prior year second quarter, the Company’s earning assets increased $32.7 million, and the average yield on earning assets increased by 116 basis points. The net interest margin for the second quarter of 2023 was 3.15 percent compared to 3.16 percent for the second quarter of 2022. Funding costs (interest paid to consumers and other entities) for interest bearing liabilities for the second quarter of 2023 were 1.90 percent compared to 0.39 percent for the prior year second quarter. The increase in funding costs has been driven by the rapid increase in the Federal Funds borrowing rate and the increased competition among banks for funding sources.

Noninterest income was $4.4 million for the second quarter of 2023, which was down $0.3 million from the prior year second quarter’s $4.7 million. In addition to the mortgage revenue detailed below, wealth management revenue was $0.9 million for the second quarter of 2023. Impairment of our mortgage servicing rights decreased noninterest income by $0.02 million in the quarter, compared to a recapture of $0.2 million in the prior year second quarter. Our title agency contributed revenue of $0.5 million in the second quarter of 2023, down $0.2 million from the prior year. Noninterest income as a percentage of average assets for the second quarter of 2023 was 1.30 percent compared to 1.43 percent for the prior year first quarter.

State Bank originated $65.4 million of mortgage loans during the second quarter of 2023, of which $47.9 million was sold with the remainder of loans held for investment. This compares to $95.4 million originated for the second quarter of 2022, of which $49.9 million was sold with the remainder of loans held for investment. These second quarter 2023 originations and subsequent sales resulted in $1.1 million of gains, down $0.1 million from the gains for the second quarter of 2022. Net mortgage banking revenue was $1.6 million for the second quarter of 2023 compared to $1.8 million for the second quarter of 2022. The economic headwinds of higher interest rates and limited housing supply in our markets has kept overall production down below historical levels.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2023 was $10.3 million, which was down $0.5 million compared to $10.8 million in the prior-year second quarter. Overall head count is down from the prior year quarter by 5.2 percent as we continue to right size the mortgage business line. Commission expense for both mortgage and Small Business Administration (“SBA”) is down compared to the prior year due to the lower total origination volume.

Income Taxes: Income taxes for the second quarter of 2023 were $0.6 million (effective rate of 17.0 percent) compared to $0.6 million (effective rate of 18.2 percent) for the second quarter of 2022.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Net Income: Net income for the first six months of 2023 was $5.5 million compared to net income of $5.6 million for the prior six months of 2022, a decrease of 2.2 percent. Diluted earnings per share (“DEPS”) of $0.79 were equal to the DEPS of $0.79 for the first six months of 2022. Net income for the first six months of 2023 was positively impacted by the Company’s recapture of temporary impairment of $0.04 million on its mortgage servicing rights, while net income for the 2022 first six months was positively impacted by a recapture of mortgage servicing rights of $1.13 million. Mortgage loan volume was down over 40 percent during the first six months of 2023, and a lower percentage of originated volume was sold on the secondary market, as compared to the same period in 2022. Sales volume has been impacted by a lower percentage of saleable originated product produced for the first six months of 2023. Funding costs for the first six months of 2023 are up nearly 400 percent as compared to the prior year first six months.

Provision for Credit Losses: The first six months of 2023 provision for credit losses was $0.4 million as compared to no ($0) provision for the prior year first six months. Net charge-offs for the current year were $83,000 compared to net charge-offs of $4,000 for the year-ago first six months.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $28.2 million for the first six months of 2023, a decrease of $0.4 million, or 1.3 percent, from the $28.5 million generated during the first six months of 2022.

Net interest income (“NII”) for the first six months of 2023 was $20.2 million, which was up $2.1 million from the prior year first six months $18.1 million. The net interest margin for the first six months of 2023 was 3.24 percent compared to 2.91 percent for the first six months of 2022 as the yield on earnings assets increased at a larger pace than funding costs. Funding costs (interest paid to consumers and other entities) for interest bearing liabilities for the first six months of 2023 were 1.69 percent compared to 0.38 percent for the prior year first six months.

Noninterest income was $8.0 million for the first six months of 2023, which was down $2.4 million from the prior year first six months $10.5 million. In addition to the mortgage revenue detailed below, recapture of our mortgage servicing rights impairment increased noninterest income in the prior year first six months by over $1.2 million compared to the 2023 first six months. Our title agency contributed revenue of $0.8 million in the first six months of 2023, down $0.5 million from the prior year first six months level of $1.3 million.

State Bank originated $114.8 million of mortgage loans during the first six months of 2023, of which $73.7 million was sold with the remainder of loans held for investment. This compares to $192.8 million originated for the first six months of 2022, of which $122.1 million was sold with the remainder of loans held for investment. These 2023 year-to-date originations and subsequent sales resulted in $1.7 million of gains, down $1.2 million from the $2.9 million in gains for the first six months of 2022. Net mortgage banking revenue was $2.8 million for the first six months of 2023 compared to $4.7 million for the first six months of 2022.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2023 was $21.1 million, which was down $0.6 million compared to $21.7 million in the prior-year first six months. Commission and benefit expense is down compared to the prior year due to lower staffing levels and compressed volume in Residential Mortgage and SBA.

Income Taxes: Income taxes for the first six months of 2023 were $1.1 million (effective rate of 17.2 percent) compared to $1.2 million (effective rate of 18.0 percent) for the first six months of 2022.

Changes in Financial Condition

Total assets at June 30, 2023 were $1.34 billion, an increase of $5.7 million, or 0.4 percent, since December 31, 2022. Total loans, net of unearned income, were $984.8 million as of June 30, 2023, up $22.7 million, or 2.4 percent, from year-end.

Total deposits at June 30, 2023 were $1.07 billion, a decrease of $15.5 million, or 1.4 percent, since 2022 year end. The Company had approximately $160.0 million and $220.1 million of uninsured deposits as of June 30, 2023 and December 31, 2022, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250,000.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $132.3 million at June 30, 2023. This is up from year-end 2022 when borrowed funds totaled $104.8 million due to higher levels of FHLB advances due to the decline in deposits noted above. Total equity for the Company of $117.7 million now stands at 8.8 percent of total assets compared to the December 31, 2022, level of $118.4 million and 8.9 percent of total assets. Adjusting for the temporary impairment of Accumulated Other Comprehensive Loss, total equity would increase to $150.6 million or 11.2% of total assets.

The allowance for credit losses of $15.8 million is up $2.0 million from the December 2022 year-end level due to adding $1.4 million for the adoption of CECL $0.6 million for the first six months of provision net of charge-offs. The Company has had improving asset quality through the first six months of 2023 with the non-performing asset ratio at 26 basis points and coverage on non-performing loans at 543 percent.

Other liabilities are down $6.5 million from December 31, 2022, due to escrow balances held for our serviced mortgage customers at December 31 that were paid in the first quarter of 2023.

Capital Resources

As of June 30, 2023, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2023 that management believes have changed State Bank’s capital classification. The Company adopted CECL on January 1, 2023, which reduced capital levels by $2.0 million. The Company elected to not phase in the impact of CECL as the reduction in capital did not have a material impact to tangible and regulatory capital levels.

State Bank’s actual capital levels and ratios as of June 30, 2023 and December 31, 2022 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

					To Be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Tier I Capital to average assets	$145,951	10.74%	$54,338	4.0%	$67,922	5.0%
Tier I Common equity capital to risk-weighted assets	145,951	13.18%	49,834	4.5%	71,983	6.5%

Tier I Capital to risk-weighted assets	145,951	13.18%	66,446	6.0%	88,594	8.0%
Total Risk-based capital to risk-weighted assets	159,828	14.43%	88,594	8.0%	110,743	10.0%

As of December 31, 2022
Tier I Capital to average assets	$146,678	11.06%	$53,069	4.0%	$66,336	5.0%
Tier I Common equity capital to risk-weighted assets	146,678	13.42%	49,200	4.5%	71,067	6.5%

Tier I Capital to risk-weighted assets	146,678	13.42%	65,600	6.0%	87,466	8.0%
Total Risk-based capital to risk-weighted assets	160,346	14.67%	87,466	8.0%	109,333	10.0%

Regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019 and are reflected in the June 30, 2023 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $255.9 million at June 30, 2023, compared to $270.8 million at December 31, 2022.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $797.0 million at June 30, 2023 and $730.9 million at December 31, 2022, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2023, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2023 and 2022 follows.

The Company experienced negative cash flows from operating activities for the six months ended June 30, 2023 and positive cash flows for the six months ended June 30, 2022. Net cash used by operating activities was $0.9 million for the six months ended June 30, 2023 and net cash provided by operating activities was $3.7 million for the six months ended June 30, 2022. Highlights for the current year include $73.7 million in proceeds from the sale of loans, which is down $51.3 million from the prior year. Originations of loans held for sale was a use of cash of $76.3 million, which is down from the prior year by $43.6 million. For the six months ended June 30, 2023, there was a gain on sale of loans of $1.9 million, and depreciation and amortization on premises and equipment of $1.1 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2023 and June 30, 2022. Net cash used in investing activities was $14.0 million for the six months ended June 30, 2023 and $111.3 million for the six months ended June 30, 2022. Highlights for the current year include an increase of $22.9 million in loans, which is down $50.2 million from the prior year six-month period. These cash payments were offset by $10.3 million in proceeds from maturities and sales of securities, which is down $11.1 million from the prior year six-month period.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2023 and negative cash flows from financing activities for the six months ended June 30, 2022. Net cash provided by financing activities was $8.1 million for the six months ended June 30, 2023 and net cash used in financing activities was $12.3 million for the six months ended June 30, 2022. Highlights for the current period include a $64.3 million decrease in transaction deposits and a $48.8 million increase in time deposits for the six months ended June 30, 2023. This compares to the prior year six-month period where transaction deposits decreased by $27.0 million and time deposits decreased by $14.2 million. Net proceeds of Federal Home Loan Bank advances for the six months ended June 30, 2023 were $21.3 million, compared to $19.5 million for the prior year six-month period.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $797.0 million were pledged to meet FHLB collateralization requirements as of June 30, 2023. Based on the current collateralization requirements of the FHLB, the Company had approximately $91.5 million of additional borrowing capacity at June 30, 2023. The Company also had $150.1 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of June 30, 2023, the Company had commitments to sell mortgage loans totaling $11.8 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

The following information supplements our risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

We could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On December 21, 2022, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2024. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended June 30, 2023.

			(c)	(d)
Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/01/23 - 04/30/23	35,834	$14.49	35,834	389,048
05/01/23 - 05/31/23	25,010	13.49	25,010	364,038
06/01/23 - 06/30/23	30,416	12.85	30,416	333,622
Total	91,260	$13.67	91,260	333,622

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits

3.1	–	Amended Articles of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.2	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785))
3.3	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997 (Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507))
3.4	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507))
3.5	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507))
3.6	–	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507))
3.7	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507))
3.8	–	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.9	–	Amended and Restated Regulations of the Company (Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507))
3.10	–	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009 (Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507))
31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101.INS	–	Inline XBRL Instance Document.
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: August 10, 2023	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer