Form 10-Q
period 2023-09-30
SB FINANCIAL GROUP, INC.
filed 2023-11-09
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to___________________

Commission file number 1-36785

SB FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Clinton Street, Defiance, Ohio 43512

(Address of principal executive offices)

(Zip Code)

(419) 783-8950

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,801,921 Outstanding at November 9, 2023	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	September 2023	December
	(unaudited)	2022
Assets
Cash and due from banks	$19,049	$27,817
Interest bearing time deposits	1,180	2,131
Available-for-sale securities	212,768	238,780
Loans held for sale	3,206	2,073
Loans, net of unearned income	989,021	962,075
Allowance for credit losses	(15,790)	(13,818)
Premises and equipment, net	21,934	22,829
Federal Reserve and Federal Home Loan Bank Stock, at cost	6,261	6,326
Foreclosed assets and other assets held for sale, net	629	777
Interest receivable	4,457	4,091
Goodwill	23,239	23,239
Cash value of life insurance	29,291	28,870
Mortgage servicing rights	13,893	13,503
Other assets	17,336	16,940
Total assets	$1,326,474	$1,335,633

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$224,182	$256,799
Interest bearing demand	174,729	191,719
Savings	226,077	191,272
Money market	216,565	255,995
Time deposits	243,766	190,880
Total deposits	1,085,319	1,086,665

Repurchase agreements	16,519	14,923
Federal Home Loan Bank advances	59,500	60,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,630	19,594
Interest payable	2,216	769
Other liabilities	20,632	24,944
Total liabilities	1,214,126	1,217,205

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2023 - 0 shares outstanding, 2022 - 0 shares outstanding	-	-
Common stock, no par value; 2023 - 10,500,000 shares authorized, 8,525,375 shares issued; 2022 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,037	15,087
Retained earnings	105,521	101,966
Accumulated other comprehensive loss	(39,517)	(32,120)
Treasury stock, at cost; (2023 - 1,752,248 common shares; 2022 - 1,589,913 common shares)	(30,012)	(27,824)
Total shareholders’ equity	112,348	118,428
Total liabilities and shareholders’ equity	$1,326,474	$1,335,633

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
($ in thousands, except per share data)	September 30,		September 30,
	2023	2022	2023	2022
Interest Income
Loans
Taxable	$13,128	$10,084	$37,969	$27,016
Tax exempt	122	92	359	226
Securities
Taxable	1,293	1,363	3,971	3,809
Tax exempt	39	52	132	151
Other interest income	214	173	595	430
Total interest income	14,796	11,764	43,026	31,632

Interest Expense
Deposits	4,194	852	10,310	2,037
Repurchase agreements & other	16	8	35	32
Federal Home Loan Bank advance expense	666	180	1,883	257
Trust preferred securities expense	189	99	525	223
Subordinated debt expense	195	195	584	584
Total interest expense	5,260	1,334	13,337	3,133

Net Interest Income	9,536	10,430	29,689	28,499

Provision for credit losses - loans	-	-	688	-
Provision for unfunded commitments	(6)	-	(299)	-
Total provision for credit losses	(6)	-	389	-

Net interest income after provision for credit losses	9,542	10,430	29,300	28,499

Noninterest Income
Wealth management fees	837	930	2,694	2,821
Customer service fees	863	844	2,559	2,498
Gain on sale of mortgage loans & OMSR	1,207	876	2,862	3,748
Mortgage loan servicing fees, net	438	527	1,540	2,337
Gain on sale of non-mortgage loans	10	125	252	461
Title insurance income	429	476	1,257	1,775
Other income	379	265	1,026	878
Total noninterest income	4,163	4,043	12,190	14,518

Noninterest Expense
Salaries and employee benefits	5,491	5,858	17,125	18,465
Net occupancy expense	764	769	2,350	2,230
Equipment expense	1,068	918	3,051	2,599
Data processing fees	648	664	1,979	1,883
Professional fees	623	766	2,098	2,476
Marketing expense	189	200	600	653
Telephone and communications	124	134	369	350
Postage and delivery expense	100	75	265	301
State, local and other taxes	218	250	664	805
Employee expense	141	145	485	456
Other expense	1,115	605	2,607	1,828
Total noninterest expense	10,481	10,384	31,593	32,046

Income before income tax	3,224	4,088	9,897	10,971

Provision for income taxes	537	746	1,685	1,983

Net Income	$2,687	$3,342	$8,212	$8,988

Basic earnings per common share	$0.40	$0.48	$1.20	$1.28

Diluted earnings per common share	$0.39	$0.47	$1.18	$1.27

Average common shares outstanding (in thousands):
Basic:	6,791	6,968	6,857	7,026
Diluted:	6,878	7,033	6,944	7,098

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022

Net income	$2,687	$3,342	$8,212	$8,988
Other comprehensive gain (loss)
Available for sale investment securities:
Gross unrealized holding loss arising in the period	(8,384)	(14,196)	(9,363)	(39,975)
Related tax benefit	1,761	2,981	1,966	8,395
Net effect on other comprehensive loss	(6,623)	(11,215)	(7,397)	(31,580)
Total comprehensive income (loss)	$(3,936)	$(7,873)	$815	$(22,592)

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2023	$61,319	$15,087	$101,966	$(32,120)	$(27,824)	$118,428
Net income			2,450			2,450
Other comprehensive income				2,449		2,449
Adoption of ASU 2016-13			(1,991)			(1,991)
Cash dividends on common, $0.125 per share			(877)			(877)
Restricted stock vesting		(299)			299	-
Repurchased stock (55,800 shares)					(865)	(865)
Stock based compensation expense		165				165
Balance, March 31, 2023	$61,319	$14,953	$101,548	$(29,671)	$(28,390)	$119,759

Net income			3,075			3,075
Other comprehensive loss				(3,223)		(3,223)
Cash dividends on common, $0.13 per share			(898)			(898)
Repurchased stock (91,260 shares)					(1,248)	(1,248)
Stock based compensation expense		201				201
Balance, June 30, 2023	$61,319	$15,154	$103,725	$(32,894)	$(29,638)	$117,666

Net income			2,687			2,687
Other comprehensive loss				(6,623)		(6,623)
Cash dividends on common, $0.13 per share			(891)			(891)
Restricted stock vesting		(240)			240	-
Repurchased stock (43,814 shares)					(614)	(614)
Stock based compensation expense		123				123
Balance, September 30, 2023	$61,319	$15,037	$105,521	$(39,517)	$(30,012)	$112,348

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2022	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929
Net income			2,813			2,813
Other comprehensive loss				(11,814)		(11,814)
Stock dividends on common - 344,663 shares	6,856		(6,864)			(8)
Cash dividends on common, $0.115 per share			(832)			(832)
Restricted stock vesting		(230)			230	-
Repurchased stock (130,848 shares)					(2,609)	(2,609)
Stock based compensation expense		158				158
Balance, March 31, 2022	$61,319	$14,872	$94,833	$(13,659)	$(24,728)	$132,637

Net income			2,834			2,834
Other comprehensive loss				(8,551)		(8,551)
Cash dividends on common, $0.12 per share			(858)			(858)
Repurchased stock (94,211 shares)					(1,703)	(1,703)
Stock based compensation expense		197				197
Balance, June 30, 2022	$61,319	$15,069	$96,809	$(22,210)	$(26,431)	$124,556

Net income			3,342			3,342
Other comprehensive loss				(11,215)		(11,215)
Cash dividends on common, $0.12 per share			(843)			(843)
Restricted stock vesting		(193)			193	-
Repurchased stock (77,326 shares)					(1,336)	(1,336)
Stock based compensation expense		124				124
Balance, September 30, 2022	$61,319	$15,000	$99,308	$(33,425)	$(27,574)	$114,628

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2023	2022

Operating Activities
Net Income	$8,212	$8,988
Items not requiring (providing) cash
Depreciation and amortization	1,678	1,634
Provision for credit losses	389	-
Expense of share-based compensation plan	489	479
Amortization of premiums and discounts on securities	400	752
Amortization of intangible assets	66	52
Amortization of originated mortgage servicing rights	960	1,439
Impairment (recovery) of mortgage servicing rights	38	(1,194)
Proceeds from sale of loans held for sale	127,821	165,278
Originations of loans held for sale	(127,228)	(158,264)
Gain from sale of loans	(3,114)	(4,206)
Changes in
Interest receivable	(366)	(636)
Other assets	1,586	133
Interest payable & other liabilities	(3,714)	(1,638)
Net cash provided by operating activities	7,217	12,817
Investing Activities
Purchases of available-for-sale securities	(723)	(50,618)
Proceeds from maturities of interest bearing time deposits	951	509
Proceeds from maturities of available-for-sale securities	16,972	29,917
Net change in loans	(27,070)	(102,699)
Purchase of premises, equipment	(783)	(1,313)
Proceeds from bank owned life insurance	58	-
Purchase of bank owned life insurance	-	(10,500)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(2,806)	(121)
Proceeds from sale of Federal Home Loan Bank Stock	2,871	194
Proceeds from sale of foreclosed assets	188	1,642
Net cash used in investing activities	(10,342)	(132,989)

Financing Activities
Net decrease in demand deposits, money market, interest checking & savings accounts	(54,232)	(45,850)
Net increase in time deposits	52,886	18,698
Net increase in securities sold under agreements to repurchase	1,596	4,434
Proceeds from Federal Home Loan Bank advances	627,000	90,000
Repayment of Federal Home Loan Bank advances	(627,500)	(60,500)
Stock repurchase plan	(2,727)	(5,648)
Cash dividends on common shares	(2,666)	(2,539)
Net cash used in financing activities	(5,643)	(1,405)
Decrease in cash and cash equivalents	(8,768)	(121,577)
Cash and cash equivalents, beginning of period	27,817	149,511
Cash and cash equivalents, end of period	$19,049	$27,934
Supplemental cash flow information
Interest paid	$11,890	$3,457
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$36	$183
Stock dividends declared and paid	$-	$6,856

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (“SBFG”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, including The State Bank and Trust Company (“State Bank”), SBFG Title, LLC (“SBFG Title”), SB Captive, Inc. (“SB Captive”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). RDSI is presently inactive and has had no material operations or employees since 2017. In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), which is inactive, and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of SBFG, State Bank, RFCBC, RDSI, RMC, SBFG Title, SB Captive and SBI (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of results for the complete year.

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

New and applicable accounting pronouncements:

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)

This guidance provides temporary options to ease the potential burden in accounting for reference rate reform. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective as of March 12, 2020 through December 31, 2022. However, a deferral of the implementation of the Reference Rate Reform was issued in December of 2022, which extends the implementation to December 31, 2024. The Company has implemented a replacement for the reference rate and has determined that the changes did not have a material impact on the Company’s consolidated financial statements.

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

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management determines that the Company does not intend to sell and it is more likely than not, that the Company will not be required to sell the securities.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning on or after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The transition adjustment of the CECL adoption included an increase in the allowance for credit losses (“ACL”) of $1.4 million and an increase of $1.1 million to establish a reserve for unfunded commitments, with a $2.0 million decrease to retained earnings, and $0.5 million of income tax provision being recorded as part of the deferred tax asset in the Company’s consolidated balance sheet.

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

Changes in the ACL under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit losses related to the available-for-sale debt securities portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $0.7 million at September 30, 2023 and was excluded from the estimate of credit losses.

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

Accrued interest receivable related to loans totaled $3.7 million at September 30, 2023 and is excluded from the estimate of credit losses.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

●	Commercial & Industrial - Commercial & industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial & industrial loans and lease financing agreements is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

●	Commercial Real Estate - Owner Occupied - Owner occupied commercial real estate loans consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings and other commercial facilities. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Commercial Real Estate – Nonowner Occupied - Nonowner occupied commercial real estate loans consist of loans to purchase, construct, or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as multifamily properties. The primary risk associated with nonowner occupied commercial real estate loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Agricultural - Agricultural loans consist of loans or lines of credit to finance farmland, equipment, and general business needs or other assets. The primary risk associated with agricultural loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

●	Residential Real Estate – Residential real estate mortgage loans consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home Equity Line of Credit (HELOCs) - Home equity loans consist of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior liens as a substantial decline in value could render the junior lien position effectively unsecured.

●	Consumer - Consumer loans consist of loans to finance unsecured home improvements, personal assets, such as automobiles or recreational vehicles, and revolving lines of credit that can be secured or unsecured. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

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

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through September 30, 2023 contained within the model is being supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a statistically sound calculation.

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

While the Company’s policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions, which may materially impact asset quality and the adequacy of the ACL and thus the resulting provision for credit losses.

ASU No. 2022-02: Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures

On January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which removed the existing measurement and disclosure requirements for loans considered to be Troubled Debt Restructurings (“TDRs”) and added additional disclosure requirements related to modifications provided to borrowers experiencing financial difficulty. Prior to adoption of ASU 2022-02, a change in contractual terms of a loan where a borrower was experiencing financial difficulty and received a concession not available through other sources was required to be disclosed as a TDR, whereas now a borrower that is experiencing financial difficulty and receives a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension in the current period needs to be disclosed. The amendment was adopted prospectively and had no impact on the Company’s consolidated financial statements aside from additional and revised financial statement disclosures (See Note 4 to the consolidated financial statements).

NOTE 2 - EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding during the periods presented. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below. There were no anti-dilutive shares in 2023 or 2022. Participating securities in the tables reflect nonvested restricted shares that participate in dividends declared and paid by the Company on its common shares prior to vesting of the restricted shares.

	Three Months Ended September 30,
($ and outstanding shares in thousands - except per share data)	2023	2022

Distributed earnings allocated to common shares	$891	$843
Undistributed earnings allocated to common shares	1,789	2,492

Net earnings allocated to common shares	2,680	3,335
Net earnings allocated to participating securities	7	7

Net Income allocated to common shares and participating securities	$2,687	$3,342

Weighted average shares outstanding for basic earnings per share	6,791	6,968
Dilutive effect of stock compensation	87	65

Weighted average shares outstanding for diluted earnings per share	6,878	7,033

Basic earnings per common share	$0.40	$0.48

Diluted earnings per common share	$0.39	$0.47

	Nine Months Ended September 30,
($ and outstanding shares in thousands - except per share data)	2023	2022

Distributed earnings allocated to common shares	$2,666	$2,539
Undistributed earnings allocated to common shares	5,523	6,428

Net earnings allocated to common shares	8,189	8,967
Net earnings allocated to participating securities	23	21

Net Income allocated to common shares and participating securities	$8,212	$8,988

Weighted average shares outstanding for basic earnings per share	6,857	7,026
Dilutive effect of stock compensation	87	72

Weighted average shares outstanding for diluted earnings per share	6,944	7,098

Basic earnings per common share	$1.20	$1.28

Diluted earnings per common share	$1.18	$1.27

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

Note 3 – AVAILABLE-FOR-SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2023 and December 31, 2022 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2023
U.S. Treasury and Government agencies	$7,330	$-	$(1,058)	$6,272
Mortgage-backed securities	226,467	3	(43,779)	182,691
State and political subdivisions	11,793	-	(2,214)	9,579
Other corporate securities	17,200	-	(2,974)	14,226
Totals	$262,790	$3	$(50,025)	$212,768

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. Treasury and Government agencies	$7,636	$-	$(872)	$6,764
Mortgage-backed securities	241,741	4	(35,910)	205,835
State and political subdivisions	12,862	10	(1,769)	11,103
Other corporate securities	17,200	-	(2,122)	15,078
Totals	$279,439	$14	$(40,673)	$238,780

The amortized cost and fair value of securities available-for-sale at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
($ in thousands)	Cost	Fair Value

Within one year	$638	$630
Due after one year through five years	2,642	2,516
Due after five years through ten years	23,852	19,825
Due after ten years	9,191	7,105
	36,323	30,076
Mortgage-backed securities	226,467	182,691
Totals	$262,790	$212,767

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $101.5 million at September 30, 2023 and $53.9 million at December 31, 2022. The fair value of securities delivered for repurchase agreements was $21.5 million at September 30, 2023 and $17.8 million at December 31, 2022.

There were no realized gains or losses from sales of available-for-sale securities for the three and nine months ended September 30, 2023 or September 30, 2022.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $211.7 million at September 30, 2023, and $235.5 million at December 31, 2022, which consisted of 148 securities, or 100 percent, and 155 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022, are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$482	$(2)	$5,789	$(1,056)	$6,271	$(1,058)
Mortgage-backed securities	71	(1)	182,340	(43,778)	182,411	(43,779)
State and political subdivisions	1,004	(36)	8,264	(2,178)	9,268	(2,214)
Other corporate securities	1,478	(272)	12,248	(2,702)	13,726	(2,974)
Totals	$3,035	$(311)	$208,641	$(49,714)	$211,676	$(50,025)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$3,788	$(452)	$2,974	$(420)	$6,762	$(872)
Mortgage-backed securities	52,351	(5,234)	153,055	(30,676)	205,406	(35,910)
State and political subdivisions	7,461	(1,370)	1,268	(399)	8,729	(1,769)
Other corporate securities	12,015	(1,736)	2,564	(386)	14,579	(2,122)
Totals	$75,615	$(8,792)	$159,861	$(31,881)	$235,476	$(40,673)

The total unrealized loss in the securities portfolio was $50.0 million as of September 30, 2023 compared to a $40.7 million unrealized loss at December 31, 2022. Management evaluates if any security has a fair value less than its amortized cost on a quarterly basis. Once these securities are identified, management determines whether a decline in fair value resulted from a credit loss or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, a provision is recorded to the ACL.

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

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	September 30, 2023	December 31, 2022

Commercial & industrial	$120,325	$128,393
Commercial real estate - owner occupied	124,182	110,929
Commercial real estate - nonowner occupied	297,554	301,880
Agricultural	60,928	64,505
Residential real estate	320,306	291,368
Home equity line of credit (HELOC)	47,695	45,056
Consumer	18,031	19,944
Total loans	989,021	962,075
Allowance for credit losses	(15,790)	(13,818)
Loans, net	$973,231	$948,257

The totals shown above are net of deferred loan fees and costs, which totaled $0.44 million and $0.31 million at September 30, 2023 and December 31, 2022, respectively.

The risk characteristics of each loan portfolio segment are as follows:

Commercial & Industrial and Agricultural

Commercial & industrial and agricultural loans are primarily underwritten based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews and financial analysis of the developers and property owners. Construction loans are generally underwritten based on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

As a result of the adoption of ASC 326, the Company recorded a $1.4 million increase to the ACL as a cumulative-effect adjustment on January 1, 2023. The following tables summarize the activity related to the ACL for the three and nine months ended September 30, 2023 under the CECL methodology.

($ in thousands) For the three months ended September 30, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,957	$-	$-	$-	$(37)	$1,920
Commercial real estate - owner occupied	1,897	-	-	-	2	1,899
Commercial real estate - nonowner occupied	5,783	-	-	-	43	5,826
Agricultural	408	-	-	-	1	409
Residential real estate	4,985	-	-	1	2	4,988
HELOC	523	-	-	-	(8)	515
Consumer	242	-	(12)	6	(3)	233
Total	$15,795	$-	$(12)	$7	$-	$15,790

($ in thousands) For the nine months ended September 30, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,663	$230	$-	$-	$27	$1,920
Commercial real estate - owner occupied	1,696	54	-	-	149	1,899
Commercial real estate - nonowner occupied	4,584	1,015	-	-	227	5,826
Agricultural	611	(194)	-	-	(8)	409
Residential real estate	4,438	360	(53)	1	242	4,988
HELOC	547	(76)	-	-	44	515
Consumer	279	(17)	(60)	24	7	233
Total	$13,818	$1,372	$(113)	$25	$688	$15,790

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables contain disclosures related to the allowance for loan losses in prior periods under this methodology.

($ in thousands) For the three months ended September 30, 2022	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,828	$-	$-	$(32)	$1,796
Commercial real estate - owner occupied	2,564	-	-	-	2,564
Commercial real estate - nonowner occupied	4,107	-	-	(21)	4,086
Agricultural	560	-	-	12	572
Residential real estate	3,751	-	-	175	3,926
HELOC	534	-	-	(26)	508
Consumer	457	(9)	32	(108)	372
Total	$13,801	$(9)	$32	$-	$13,824

($ in thousands) For the nine months ended September 30, 2022	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,890	$-	$-	$(94)	$1,796
Commercial real estate - owner occupied	2,564	-	-	-	2,564
Commercial real estate - nonowner occupied	4,217	-	-	(131)	4,086
Agricultural	599	-	-	(27)	572
Residential real estate	3,515	-	-	411	3,926
HELOC	579	-	-	(71)	508
Consumer	441	(27)	46	(88)	372
Total	$13,805	$(27)	$46	$-	$13,824

($ in thousands) For the twelve months ended December 31, 2022	Balance at Beginning of Period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance at End of Period

Commercial & industrial	$1,890	$-	$-	$(227)	$1,663
Commercial real estate - owner occupied	2,564	-	-	(868)	1,696
Commercial real estate - nonowner occupied	4,217	-	-	367	4,584
Agricultural	599	-	-	12	611
Residential real estate	3,515	-	-	923	4,438
HELOC	579	(34)	47	(45)	547
Consumer	441	-	-	(162)	279
Total	$13,805	$(34)	$47	$-	$13,818

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

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2023.

($ in thousands)	Collateral Type			Allocated
September 30, 2023	Real Estate	Other	Total	Allowance

Commercial & industrial	$810	$-	$810	$97
Commercial real estate - owner occupied	1,865	-	1,865	-
Commercial real estate - nonowner occupied	1,187	-	1,187	41
Agricultural	-	-	-	-
Residential real estate	1,618	-	1,618	64
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$5,480	$-	$5,480	$202

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

The following tables disaggregate the allowance for loan losses and recorded investment in loans by impairment methodology under the incurred loss methodology as of December 31, 2022 and September 30, 2022.

December 31, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance for credit losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$138	$2	$140
Collectively evaluated for impairment	$1,663	$6,280	$611	$4,300	$824	$13,678

Totals	$1,663	$6,280	$611	$4,438	$826	$13,818

Loans:
Individually evaluated for impairment	$204	$347	$-	$2,863	$114	$3,528
Collectively evaluated for impairment	$128,189	$412,462	$64,505	$288,505	$64,886	$958,547

Totals	$128,393	$412,809	$64,505	$291,368	$65,000	$962,075

September 30, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance for credit losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$152	$2	$154
Collectively evaluated for impairment	$1,796	$6,650	$572	$3,774	$878	$13,670

Totals	$1,796	$6,650	$572	$3,926	$880	$13,824

Loans:
Individually evaluated for impairment	$92	$197	$-	$2,907	$122	$3,318
Collectively evaluated for impairment	$128,171	$404,318	$60,409	$264,383	$64,200	$921,481

Totals	$128,263	$404,515	$60,409	$267,290	$64,322	$924,799

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

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators by year of origination as of September 30, 2023.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$11,924	$19,212	$20,492	$11,013	$7,977	$6,401	$40,814	$438	$118,271
Special Mention (5)	-	750	-	85	29	169	-	30	1,063
Substandard (6)	196	41	226	-	-	119	251	51	884
Doubtful (7)	-	-	-	-	1	101	-	5	107
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$12,120	$20,003	$20,718	$11,098	$8,007	$6,790	$41,065	$524	$120,325

Commercial real estate - owner occupied
Pass (1 - 4)	$21,954	$23,742	$27,571	$13,570	$13,310	$20,959	$111	$178	$121,395
Special Mention (5)	-	-	-	704	188	-	-	-	892
Substandard (6)	-	-	-	1,681	180	-	-	-	1,861
Doubtful (7)	-	-	33	-	1	-	-	-	34
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$21,954	$23,742	$27,604	$15,955	$13,679	$20,959	$111	$178	$124,182

Commercial real estate - nonowner occupied
Pass (1 - 4)	$39,881	$70,262	$55,799	$47,424	$31,012	$50,725	$88	$-	$295,191
Special Mention (5)	-	-	-	-	-	999	-	-	999
Substandard (6)	-	-	-	-	851	324	39	-	1,214
Doubtful (7)	-	-	-	-	-	150	-	-	150
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$39,881	$70,262	$55,799	$47,424	$31,863	$52,198	$127	$-	$297,554

Agricultural
Pass (1 - 4)	$7,673	$16,596	$13,157	$3,204	$1,897	$10,359	$8,042	$-	$60,928
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$7,673	$16,596	$13,157	$3,204	$1,897	$10,359	$8,042	$-	$60,928

Residential real estate
Pass (1 - 4)	$48,577	$111,229	$85,744	$32,249	$11,613	$24,027	$2,928	$1,600	$317,967
Special Mention (5)	-	-	369	55	935	958	-	-	2,317
Substandard (6)	-	-	-	-	-	22	-	-	22
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$48,577	$111,229	$86,113	$32,304	$12,548	$25,007	$2,928	$1,600	$320,306

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$191	$18	$86	$132	$40,023	$7,075	$47,525
Special Mention (5)	-	-	-	-	-	62	20	73	155
Substandard (6)	-	-	-	15	-	-	-	-	15
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$191	$33	$86	$194	$40,043	$7,148	$47,695

Consumer
Pass (1 - 4)	$5,477	$5,755	$1,605	$929	$291	$163	$3,797	$-	$18,017
Special Mention (5)	-	-	13	1	-	-	-	-	14
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$5,477	$5,755	$1,618	$930	$291	$163	$3,797	$-	$18,031

Total Loans
Pass (1 - 4)	$135,486	$246,796	$204,559	$108,407	$66,186	$112,766	$95,803	$9,291	$979,294
Special Mention (5)	-	750	382	845	1,152	2,188	20	103	5,440
Substandard (6)	196	41	226	1,696	1,031	465	290	51	3,996
Doubtful (7)	-	-	33	-	2	251	-	5	291
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$135,682	$247,587	$205,200	$110,948	$68,371	$115,670	$96,113	$9,450	$989,021

The following table presents loan balances by credit quality indicators and loan categories as of December 31, 2022.

($ in thousands) December 31, 2022	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$127,727	$107,999	$296,611	$64,505	$288,028	$44,746	$19,915	$949,531
Special Mention (5)	394	2,930	4,899	-	-	-	-	8,223
Substandard (6)	158	-	160	-	3,316	310	29	3,973
Doubtful (7)	114	-	210	-	24	-	-	348
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$128,393	$110,929	$301,880	$64,505	$291,368	$45,056	$19,944	$962,075

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2023 and December 31, 2022.

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
September 30, 2023	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$863	$196	$424	$1,483	$118,842	$120,325
Commercial real estate - owner occupied	-	32	-	32	124,150	124,182
Commercial real estate - nonowner occupied	-	-	91	91	297,463	297,554
Agricultural	-	-	-	-	60,928	60,928
Residential real estate	5	245	1,047	1,297	319,009	320,306
HELOC	174	48	106	328	47,367	47,695
Consumer	35	12	15	62	17,969	18,031
Total Loans	$1,077	$533	$1,683	$3,293	$985,728	$989,021

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2022	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$23	$108	$114	$245	$128,148	$128,393
Commercial real estate - owner occupied	-	-	-	-	110,929	110,929
Commercial real estate - nonowner occupied	114	-	32	146	301,734	301,880
Agricultural	-	-	-	-	64,505	64,505
Residential real estate	98	411	1,287	1,796	289,572	291,368
HELOC	98	24	138	260	44,796	45,056
Consumer	61	26	22	109	19,835	19,944
Total Loans	$394	$569	$1,593	$2,556	$959,519	$962,075

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received or when a borrower establishes a history of six consecutive timely principal and interest payments. It is at the discretion of management to determine when a loan is placed back on accrual status upon receipt of six consecutive timely payments. The categories of nonaccrual loans as of September 30, 2023 and December 31, 2022 are presented in the following table.

	September 30, 2023			December 31, 2022
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans	Total nonaccrual loans

Commercial & industrial	$224	$492	$716	$114
Commercial real estate - owner occupied	33	-	33	-
Commercial real estate - nonowner occupied	189	-	189	210
Agricultural	-	-	-	-
Residential real estate	716	1,490	2,206	3,020
Home equity line of credit (HELOC)	170	-	170	310
Consumer	15	-	15	28

Total loans	$1,347	$1,982	$3,329	$3,682

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

The following table presents loans individually evaluated for impairment for the three and nine months ended September 30, 2022 and for the twelve months ended December 31, 2022:

($ in thousands) Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2022	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	347	825	-	1,350	94
Agricultural	-	-	-	-	-
Residential real estate	1,491	1,558	-	1,793	65
HELOC	68	68		85	4
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	1,372	1,372	138	1,424	43
HELOC	46	46	2	51	2
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$347	$825	$-	$1,350	$94
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,863	$2,930	$138	$3,217	$108
HELOC	$114	$114	$2	$136	$6
Consumer	$-	$-	$-	$-	$-

	Three Months Ended		Nine Months Ended
September 30, 2022	Average Recorded	Interest Income	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$191	$1	$191	$2
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	342	5	348	16
Agricultural	-	-	-	-
Residential real estate	1,784	16	1,808	47
HELOC	82	1	90	3
Consumer	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-
Agricultural	-	-	-	-
Residential real estate	1,413	7	1,419	34
HELOC	49	1	54	2
Consumer	-	-	-	-
Totals:
Commercial & industrial	$191	$1	$191	$2
Commercial real estate - owner occupied	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$342	$5	$348	$16
Agricultural	$-	$-	$-	$-
Residential real estate	$3,197	$23	$3,227	$81
HELOC	$131	$2	$144	$5
Consumer	$-	$-	$-	$-

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

For the nine months ended September 30, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of September 30, 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the nine-month period ended September 30, 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The allowance for credit losses for unfunded loan commitments of $0.9 million at September 30, 2023 is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and nine months ended September 30, 2023.

	Three Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2023
Balance, beginning of period	$856	$-
Adjustment for adoption of ASU 2016-13	-	1,149
Provision for unfunded commitments	(6)	(299)
Balance, end of period	$850	$850

NOTE 5 – GOODWILL

A summary of the activity in goodwill is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022

Beginning balance	$23,239	$23,239	$23,239	$23,191
Measurement period adjustments	-	-	-	48

Ending balance	$23,239	$23,239	$23,239	$23,239

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or circumstances change that indicate an impairment may exist.

As of September 30, 2023 and December 31, 2022, the carrying amount of goodwill was $23.2 million. Goodwill is assessed for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of August 31, 2023. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. No events or circumstances since the August 31, 2023 impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.37 billion at September 30, 2023 and $1.35 billion at December 31, 2022. Contractually specified servicing fees of $0.9 million and $2.5 million were included in mortgage loan servicing fees in the consolidated income statement for the three and nine months ended September 30, 2023, respectively. Servicing fees of $0.9 million and $2.6 million were included in mortgage loan servicing fees in the consolidated income statement for the three and nine months ended September 30, 2022, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022

Balance at beginning of period	$13,723	$13,408	$13,503	$12,034
Mortgage servicing rights capitalized during the period	582	396	1,388	1,684
Mortgage servicing rights amortization during the period	(334)	(396)	(960)	(1,439)
Net change in valuation allowance	(78)	65	(38)	1,194
Balance at end of period	$13,893	$13,473	$13,893	$13,473

Valuation allowance:
Balance at beginning of period	$137	$327	$177	$1,456
Increase (decrease)	78	(65)	38	(1,194)
Balance at end of period	$215	$262	$215	$262

Fair value, beginning of period	$16,645	$15,135	$15,754	$12,629
Fair value, end of period	$16,161	$15,460	$16,161	$15,460

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$61,854	$6,072	$66,477	$5,538
IRLCs	-	-	-	-
Forward contracts	10,750	85	5,500	26
Total contracts	$72,604	$6,157	$71,977	$5,564

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$61,854	$(6,072)	$66,477	$(5,538)
IRLCs	7,423	(24)	3,268	(20)
Forward contracts	-	-	-	-
Total contracts	$69,277	$(6,096)	$69,745	$(5,558)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC or forward contract and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three and nine months ended September 30, 2023 and 2022.

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	Statement of income classification	2023	2022	2023	2022
Interest rate swap contracts	Other income	$68	$-	$74	$3
IRLCs	Gain on sale of mortgage loans & OMSR	(14)	(201)	(4)	(169)
Forward contracts	Gain on sale of mortgage loans & OMSR	37	309	59	297

The following table shows the offsetting of financial assets and derivative assets at September 30, 2023 and December 31, 2022.

	Gross	Gross amounts offset	Net amounts of assets presented	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized assets	in the consolidated balance sheet	in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2023
Interest rate swaps	$6,072	$-	$6,072	$-	$3,786	$2,286

December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$4,480	$1,058

The following table shows the offsetting of financial liabilities and derivative liabilities at September 30, 2023 and December 31, 2022.

	Gross	Gross amounts offset	Net amounts of liabilities presented	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	amounts of recognized liabilities	in the consolidated balance sheet	in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
September 30, 2023
Interest rate swaps	$6,072	$-	$6,072	$-	$100	$5,972

December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$-	$5,538

NOTE 8 – DEPOSITS

Major classification of deposits at September 30, 2023 and at December 31, 2022 were as follows:

($ in thousands)	September 30, 2023	December 31, 2022
Non interest bearing demand	$224,182	$256,799
Interest bearing demand	174,729	191,719
Savings	226,077	191,272
Money market	216,565	255,995
Time deposits less than $250,000	193,518	160,507
Time deposits $250,000 or greater	50,248	30,373
Total Deposits	$1,085,319	$1,086,665

Included in time deposits at September 30, 2023 and December 31, 2022 were $55.9 million and $58.0 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 9 – SHORT-TERM BORROWINGS

($ in thousands)	September 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$16,519	$14,923

The Company has retail repurchase (“REPO”) agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2025 through 2061. As of September 30, 2023, these REPO agreements were secured by securities with a fair value totaling $21.5 million. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) and the Bank Term Funding Program (“BTFP”) by pledging either securities or loans as collateral. As of September 30, 2023, there was $9.2 million pledged to the Federal Reserve Discount Window.

At September 30, 2023 and December 31, 2022, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 10 – FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Company’s FHLB advances were secured by $258.4 million in mortgage loans at September 30, 2023. Advances consisted of fixed and variable interest rates from 3.75 to 5.43 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at September 30, 2023 were:

($ in thousands)	Debt
2023	$37,000
2026	$5,000
2028	17,500
Total	$59,500

NOTE 11 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Term SOFR as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of September 30, 2023 and December 31, 2022 was $10.3 million, with a maturity date of September 15, 2035.

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

Available-for-Sale Securities

The fair values of available-for-sale securities are determined by various valuation methodologies. Level 2 securities include obligations of the U.S. treasury and government agencies, mortgage-backed securities, obligations of political and state subdivisions, and other corporate securities. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

Interest Rate Contracts

The fair values of interest rate contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account underlying interest rates, creditworthiness of underlying customers for credit derivatives and, when appropriate, the creditworthiness of the counterparties (Level 2).

Forward contracts

The fair values of forward contracts on to-be-announced securities are determined using quoted prices in active markets or benchmarked thereto (Level 1).

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2023 and December 31, 2022.

($ in thousands)	Fair value at September 30, 2023	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,272	$-	$6,272	$-
Mortgage-backed securities	182,692	-	182,692	-
State and political subdivisions	9,578	-	9,578	-
Other corporate securities	14,226	-	14,226	-
Interest rate contracts - assets	6,072	-	6,072	-
Interest rate contracts - liabilities	(6,072)	-	(6,072)	-
Forward contracts	85	85	-	-
IRLCs	(24)	-	-	(24)

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,764	$-	$6,764	$-
Mortgage-backed securities	205,835	-	205,835	-
State and political subdivisions	11,103	-	11,103	-
Other corporate securities	15,078	-	15,078	-
Interest rate contracts - assets	5,538	-	5,538	-
Interest rate contracts - liabilities	(5,538)	-	(5,538)	-
Forward contracts	26	26	-	-
IRLCs	(20)	-	-	(20)

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2023 and 2022.

	for the Three Months Ended September 30,		for the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest rate lock commitments
Balance at beginning of period	$(10)	$54	$(20)	$22
Change in fair value	(14)	(201)	(4)	(169)
Balance at end of period	$(24)	$(147)	$(24)	$(147)

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans (or impaired loans prior to the adoption of ASC 326) is based on the appraised value of the collateral, less estimated cost to sell. Collateral- dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at September 30, 2023 and December 31, 2022.

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

($ in thousands)	Fair value at September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$1,560	$-	$-	$1,560
Mortgage servicing rights	2,259	-	-	2,259

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$1,028	$-	$-	$1,028
Mortgage servicing rights	1,448	-	-	1,448

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at			Range
($ in thousands)	September 30, 2023	Valuation technique	Unobservable inputs	(weighted- average)

Collateral-dependent individually evaluated loans	$1,560	Market comparable properties	Comparability adjustments (%)	1 - 100% (17%)

Mortgage servicing rights	2,259	Discounted cash flow	Discount rate	11.76%
			Constant prepayment rate	8.32%
			P&I earnings credit	5.32%
			T&I earnings credit	5.23%
			Inflation for cost of servicing	3.50%

IRLCs	(24)	Discounted cash flow	Loan closing rates	49% - 99%

	Fair value at			Range
($ in thousands)	December 31, 2022	Valuation technique	Unobservable inputs	(weighted- average)

Collateral-dependent impaired loans	$1,028	Market comparable properties	Comparability adjustments (%)	8 - 21% (12%)

Mortgage servicing rights	1,448	Discounted cash flow	Discount rate	11.39%
			Constant prepayment rate	7.52%
			P&I earnings credit	4.35%
			T&I earnings credit	4.58%
			Inflation for cost of servicing	3.50%

IRLCs	(20)	Discounted cash flow	Loan closing rates	41% - 99%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2023 as compared to December 31, 2022.

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

Loans

The estimated fair value of loans follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The “exit price” is determined based on discounted estimated future cash flows using rates that incorporate discounts for credit, liquidity, and marketability factors.

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2023 and December 31, 2022.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2023 and December 31, 2022 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
September 30, 2023	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$19,049	$19,049	$19,049	$-	$-
Interest bearing time deposits	1,180	1,180	-	1,180	-
Loans held for sale	3,206	3,194	-	3,194	-
Loans, net of allowance for loan losses	973,231	944,388	-	-	944,388
Federal Reserve and FHLB Bank stock, at cost	6,261	6,261	-	6,261	-
Interest receivable	4,457	4,457	-	4,457	-

Financial liabilities
Deposits	$1,085,319	$1,091,105	$841,553	$249,552	$-
Short-term borrowings	16,519	16,519	-	16,519	-
FHLB advances	59,500	58,624	-	58,624	-
Trust preferred securities	10,310	9,343	-	9,343	-
Subordinated debt, net of issuance costs	19,630	19,228	-	19,228	-
Interest payable	2,216	2,216	-	2,216	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2022	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,817	$27,817	$27,817	$-	$-
Interest bearing time deposits	2,131	2,131	-	2,131	-
Loans held for sale	2,073	2,100	-	2,100	-
Loans, net of allowance for loan losses	948,257	945,699	-	-	945,699
Federal Reserve and FHLB Bank stock, at cost	6,326	6,326	-	6,326	-
Interest receivable	4,091	4,091	-	4,091	-

Financial liabilities
Deposits	$1,086,665	$1,090,718	$895,785	$194,933	$-
Short-term borrowings	14,923	14,923	-	14,923	-
FHLB advances	60,000	59,886	-	59,886	-
Trust preferred securities	10,310	9,674	-	9,674	-
Subordinated debt, net of issuance costs	19,594	18,959	-	18,959	-
Interest payable	769	769	-	769	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and non-employee directors and advisory board members of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 145,376 shares had been granted under the plan as of September 30, 2023.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of September 30, 2023, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first nine months of 2023.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan, which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three and nine months ended September 30, 2023 was $0.1 million and $0.5 million, respectively, and for the three and nine months ended September 30, 2022 was $0.1 million and $0.5 million, respectively.

As of September 30, 2023, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the nine months ended September 30, 2023.

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2023	52,919	$19.23
Granted	28,664	16.53
Vested	(31,810)	17.96
Forfeited	(807)	18.27
Nonvested, September 30, 2023	48,966	$18.49

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at September 30, 2023, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us;

●	recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole, any of which could adversely affect the Company’s business, earnings and financial condition;

●	instability in global economic conditions and geopolitical matters (including the ongoing conflict in Ukraine and the recent conflicts involving Israel and Hamas), and volatility in financial markets, which could have a material adverse effect on our results of operations and financial condition;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the impacts and duration of the continuing recovery from the COVID-19 pandemic and its impacts on national, regional and local economies, supply chains, labor markets and on our customers, counterparties, employees and third-party service providers;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	the transition away from LIBOR as a reference rate for financial contracts, which could negatively impact our income and expenses and the value of various financial contracts;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to the continuing inflationary pressures and other economic and financial market conditions;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclose or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;

●	changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	changes in accounting standards, policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to adapt to or comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to the Company’s environmental, social and governance (ESG) practices, which could affect our reputation and business and operating results;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry;

●	and unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by “Item IA. Risk Factors” of Part II of the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2023, and June 30, 2023.

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

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Net Income: Net income for the third quarter of 2023 was $2.7 million compared to net income of $3.3 million for the third quarter of 2022, a decrease of 19.6 percent. Diluted earnings per share (“DEPS”) of $0.39 were down 17.0 percent from DEPS of $0.47 for the third quarter of 2022. Net income for the third quarter of 2023 was positively impacted by higher loan income, which was offset by significantly higher interest expense cost on deposits and wholesale borrowings. Mortgage loan volume was down 10.7 percent compared to the prior year third quarter, but sales of originated loans were up 38.1 percent when compared to the third quarter of 2022.

Provision for Credit Losses: The third quarter provision for credit losses was a credit of $6 thousand driven by a reduction in the balance of unfunded commitments as compared to no ($0) provision for the prior year quarter. Net charge-offs for the quarter were $5,000 compared to net recoveries of $23,000 for the year-ago quarter. Total delinquent loans ended the quarter at $3.3 million, or 0.33 percent of total loans. The Company adopted ASC 326 on January 1, 2023, which increased the allowance for credit losses (“ACL”) by $1.4 million.

Asset Quality Review – For the Period Ended ($ in thousands)	September 30, 2023	September 30, 2022
Net charge-offs – QTD/YTD	$5/$88	($23)/($19)
Nonaccruing loans	3,329	3,746
OREO / Other Assets Owned (OAO)	629	756
Nonperforming assets	3,958	4,502
Nonperforming assets/Total assets	0.30%	0.35%
Allowance for credit losses/Total loans	1.60%	1.49%
Allowance for credit losses/Nonperforming loans	474.3%	369.0%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $13.7 million for the third quarter of 2023, a decrease of $0.8 million, or 5.3 percent, from the $14.5 million generated during the third quarter of 2022.

Net interest income (“NII”) for the third quarter of 2023 was $9.5 million, which was down $0.9 million from the prior year third quarter’s $10.4 million. Comparing the third quarter of 2023 to the prior year third quarter, the Company’s earning assets increased $29.2 million, and the average yield on earning assets increased by 89 basis points. The net interest margin for the third quarter of 2023 was 3.08 percent compared to 3.45 percent for the third quarter of 2022. Funding costs (interest paid to consumers and other entities) for interest bearing liabilities for the third quarter of 2023 were 2.18 percent compared to 0.58 percent for the prior year second quarter. The increase in funding costs has been driven by the rapid increase in the Federal Funds borrowing rate and the increased competition among banks for funding sources.

Noninterest income was $4.2 million for the third quarter of 2023, which was up $0.1 million, or 3.0 percent from the prior year third quarter’s $4.0 million. In addition to the mortgage revenue detailed below, wealth management revenue was $0.8 million for the third quarter of 2023. Impairment of our mortgage servicing rights decreased noninterest income by $0.1 million in the quarter, compared to a recapture of $0.1 million in the prior year third quarter. Our title agency contributed revenue of $0.4 million in the third quarter of 2023, down $0.05 million from the prior year. Noninterest income as a percentage of average assets for the third quarter of 2023 was 1.24 percent compared to 1.24 percent for the prior year third quarter.

State Bank originated $61.2 million of mortgage loans during the third quarter of 2023, of which $54.1 million were sold with the remainder of loans held for investment. This compares to $68.6 million originated for the third quarter of 2022, of which $39.2 million were sold with the remainder of loans held for investment. These third quarter 2023 originations and subsequent sales resulted in $1.2 million of gains, up $0.3 million from the gains for the third quarter of 2022. Net mortgage banking revenue was $1.6 million for the third quarter of 2023 compared to $1.4 million for the third quarter of 2022. The economic headwinds of higher interest rates and limited housing supply in our markets has kept overall production down below historical levels.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2023 was $10.5 million, which was up $0.1 million compared to $10.4 million in the prior-year third quarter. Overall head count is down from the prior year quarter by 6.0 percent as we continue to right size the mortgage business line. Commission expense for both mortgage and Small Business Administration (“SBA”) is down compared to the prior year due to the lower total origination volume. We had several non-recurring items in the quarter that elevated other operating expense including a check fraud and a contingent liability from a portfolio review.

Income Taxes: Income taxes for the third quarter of 2023 were $0.5 million (effective rate of 16.7 percent) compared to $0.7 million (effective rate of 18.2 percent) for the third quarter of 2022.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Net Income: Net income for the first nine months of 2023 was $8.2 million compared to net income of $9.0 million for the prior year nine months, a decrease of 8.6 percent. DEPS of $1.18 were down from the DEPS of $1.27 for the first nine months of 2022. Net income for the first nine months of 2023 was negatively impacted by the Company’s temporary impairment of mortgage servicing rights of $0.04 million, while net income for the 2022 first nine months was positively impacted by a recapture of mortgage servicing rights of $1.19 million. Mortgage loan volume was down over 32 percent during the first nine months of 2023, and sold loans on those originations were down $33.4 million or 21 percent compared to the prior year nine-month period. Funding costs for the first nine months of 2023 are up over 400 percent as compared to the prior year first nine months.

Provision for Credit Losses: The first nine months of 2023 provision for credit losses was $0.4 million as compared to no ($0) provision for the prior year first nine months. Net charge-offs for the current year were $88,000 compared to net recoveries of $19,000 for the year-ago first nine months.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $41.9 million for the first nine months of 2023, a decrease of $1.1 million, or 2.6 percent, from the $43.0 million generated during the first nine months of 2022.

Net interest income (“NII”) for the first nine months of 2023 was $29.7 million, which was up $1.2 million from the prior year first nine months $28.5 million. The net interest margin for the first nine months of 2023 was 3.18 percent compared to 3.08 percent for the first nine months of 2022 as the yield on earnings assets increased at a slower pace than funding costs. Funding costs (interest paid to consumers and other entities) for interest bearing liabilities for the first nine months of 2023 were 1.85 percent compared to 0.45 percent for the prior year first nine months.

Noninterest income was $12.2 million for the first nine months of 2023, which was down $2.3 million from the prior year first nine months $14.5 million. In addition to the mortgage revenue detailed below, recapture of our mortgage servicing rights impairment increased noninterest income in the prior year first nine months by over $1.1 million compared to the 2023 first nine months. Our title agency contributed revenue of $1.3 million in the first nine months of 2023, down $0.5 million from the prior year first nine months level of $1.8 million.

State Bank originated $176.0 million of mortgage loans during the first nine months of 2023, of which $127.8 million was sold with the remainder of loans held for investment. This compares to $261.4 million originated for the first nine months of 2022, of which $161.2 million was sold with the remainder of loans held for investment. These 2023 year-to-date originations and subsequent sales resulted in $2.9 million of gains, down $0.9 million from the $3.7 million in gains for the first nine months of 2022. Net mortgage banking revenue was $4.4 million for the first nine months of 2023 compared to $6.1 million for the first nine months of 2022.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2023 was $31.6 million, which was down $0.5 million compared to $32.0 million in the prior-year first nine months. Commission and benefit expense continues to be lower compared to the prior year due to lower staffing levels and compressed volume in Residential Mortgage and SBA.

Income Taxes: Income taxes for the first nine months of 2023 were $1.7 million (effective rate of 17.0 percent) compared to $2.0 million (effective rate of 18.1 percent) for the first nine months of 2022.

Changes in Financial Condition

Total assets at September 30, 2023 were $1.33 billion, a decrease of $9.2 million, or 0.7 percent, since December 31, 2022. Total loans, net of unearned income, were $989.0 million as of September 30, 2023, up $26.9 million, or 2.8 percent, from year-end.

Total deposits at September 30, 2023 were $1.09 billion, a decrease of $1.3 million, or 0.1 percent, since 2022 year end. The Company had approximately $180.2 million and $220.1 million of uninsured deposits as of September 30, 2023 and December 31, 2022, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250,000.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $106.0 million at September 30, 2023. This is up from year-end 2022 when borrowed funds totaled $104.8 million due to slightly higher levels of REPOS. Total equity for the Company of $112.3 million now stands at 8.5 percent of total assets compared to the December 31, 2022, level of $118.4 million and 8.9 percent of total assets. Adjusting for the temporary impairment of Accumulated Other Comprehensive Loss, total equity would increase to $151.9 million or 11.5% of total assets.

The allowance for credit losses of $15.8 million is up $2.0 million from the December 2022 year-end level due to adding $1.4 million for the adoption of CECL, and $0.4 million for the first nine months of provision net of charge-offs. The Company has had stable to slightly improving asset quality through the first nine months of 2023 with the non-performing asset ratio at 30 basis points and coverage on non-performing loans at 474 percent.

Capital Resources

As of September 30, 2023, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2023 that management believes have changed State Bank’s capital classification. The Company adopted CECL on January 1, 2023, which reduced capital levels by $2.0 million. The Company elected to not phase in the impact of CECL as the reduction in capital did not have a material impact to tangible and regulatory capital levels.

State Bank’s actual capital levels and ratios as of September 30, 2023 and December 31, 2022 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

					To Be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Tier I Capital to average assets	$148,908	10.99%	$54,199	4.0%	$67,749	5.0%
Tier I Common equity capital to risk-weighted assets	148,908	13.56%	49,416	4.5%	71,379	6.5%

Tier I Capital to risk-weighted assets	148,908	13.56%	65,888	6.0%	87,851	8.0%
Total Risk-based capital to risk-weighted assets	162,670	14.81%	87,851	8.0%	109,814	10.0%

As of December 31, 2022
Tier I Capital to average assets	$146,678	11.06%	$53,069	4.0%	$66,336	5.0%
Tier I Common equity capital to risk-weighted assets	146,678	13.42%	49,200	4.5%	71,067	6.5%

Tier I Capital to risk-weighted assets	146,678	13.42%	65,600	6.0%	87,466	8.0%
Total Risk-based capital to risk-weighted assets	160,346	14.67%	87,466	8.0%	109,333	10.0%

Regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019 and are reflected in the September 30, 2023 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $236.2 million at September 30, 2023, compared to $270.8 million at December 31, 2022.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $803.0 million at September 30, 2023 and $730.9 million at December 31, 2022, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2023, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2023 and 2022 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2023 and September 30, 2022. Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 2023 and $12.8 million for the nine months ended September 30, 2022. Highlights for the current year include $127.8 million in proceeds from the sale of loans, which is down $37.5 million from the prior year. Originations of loans held for sale was a use of cash of $127.2 million, which is down from the prior year by $31.1 million. For the nine months ended September 30, 2023, there was a gain on sale of loans of $3.1 million, and depreciation and amortization on premises and equipment of $1.7 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2023 and September 30, 2022. Net cash used in investing activities was $10.3 million for the nine months ended September 30, 2023 and $133.0 million for the nine months ended September 30, 2022. Highlights for the current year include an increase of $27.1 million in loans, which is down $75.6 million from the prior year nine-month period. These cash payments were offset by $17.0 million in proceeds from maturities and sales of securities, which is down $12.9 million from the prior year nine-month period.

The Company experienced negative cash flows from financing activities for the nine months ended September 30, 2023 and September 30, 2022. Net cash used by financing activities was $5.6 million for the nine months ended September 30, 2023 and $1.4 million for the nine months ended September 30, 2022. Highlights for the current period include a $54.2 million decrease in transaction deposits and a $52.9 million increase in time deposits for the nine months ended September 30, 2023. This compares to the prior year nine-month period where transaction deposits decreased by $45.9 million and time deposits increased by $18.7 million. Net repayments of Federal Home Loan Bank advances for the nine months ended September 30, 2023 were $0.5 million, compared to net proceeds of $29.5 million for the prior year nine-month period.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $803.0 million were pledged to meet FHLB collateralization requirements as of September 30, 2023. Based on the current collateralization requirements of the FHLB, the Company had approximately $100.5 million of additional borrowing capacity at September 30, 2023. The Company also had $110.5 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of September 30, 2023, the Company had commitments to sell mortgage loans totaling $9.3 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 and June 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On December 21, 2022, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2024. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended September 30, 2023.

			(c)	(d)
Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
07/01/23 - 07/31/23	17,473	$13.30	17,473	316,149
08/01/23 - 08/31/23	7,585	14.30	7,585	308,564
09/01/23 - 09/30/23	18,756	14.58	18,756	289,808
Total	43,814	$14.02	43,814	289,808

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

SB FINANCIAL GROUP, INC.

Date: November 9, 2023	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer