Form 10-K
period 2023-12-31
SB FINANCIAL GROUP, INC.
filed 2024-03-08
CIK 767405

2023 SB Financial Group, Inc. 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the closing price of the common shares as reported on the NASDAQ Capital Market as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $85.9 million. For this purpose, executive officers and directors of the registrant are considered affiliates.

The number of common shares of the registrant outstanding at February 23, 2024 was 6,787,451.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2023 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 14 of this Annual Report on Form 10-K.

General

SB Financial Group, Inc., an Ohio corporation (the “SB Financial”), is a financial holding company subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”). SB Financial was organized in 1983. The executive offices of the SB Financial are located at 401 Clinton Street, Defiance, Ohio 43512.

Through its direct and indirect subsidiaries, the SB Financial is engaged in a variety of financial activities, including commercial banking, and wealth management services, as explained in more detail below.

As used in this Annual Report on Form 10-K, the “Company” refers to SB Financial and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, SB Financial.

State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines (“ATMs”); commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates 22 banking centers, located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Williams and Wood, and one banking center located in Allen County, Indiana. State Bank also presently operates six loan production offices, located in Franklin and Lucas Counties, Ohio, Boone, Hamilton and Steuben Counties, Indiana, and Monroe County, Michigan. At December 31, 2023, State Bank had 243 full-time equivalent employees.

SBFG Title, LLC

SBFG Title, LLC dba Peak Title Agency (“SBFG Title”) was formed as an Ohio limited liability company in January 2019 and purchased all of the assets and real estate of an Ohio-based title agency effective March 15, 2019. SBFG Title is a wholly owned subsidiary of the Company. SBFG Title provides title insurance and operates three locations located within the Ohio Counties of Franklin and Williams. At December 31, 2023, SBFG Title had 8 full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans and is presently inactive. At December 31, 2023, RFCBC had no employees.

Rurbanc Data Services

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) was formed in 1964 and became an Ohio corporation in June 1976. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”), which was merged into RDSI effective December 31, 2007. Effective January 1, 2018, the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining check and statement processing business operated through the DCM division. As a result of the sale, RDSI is presently inactive and had no employees at December 31, 2023.

Rurban Mortgage Company

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company and is presently inactive. At December 31, 2023, RMC had no employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2023, SBI had no employees.

SB Captive

SB Captive, Inc. (“SB Captive”) is a Nevada corporation and wholly owned subsidiary of SB Financial. SB Captive is a self-insurance company that provides coverage to State Bank and SB Financial. The purpose of the SB Captive is to mitigate insurance risk by participating in a pool with other banks. At December 31, 2023, SB Captive had no employees.

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

SBFG Mortgage, LLC

SBFG Mortgage, LLC was formed as an Ohio limited liability company in December 2019. SBFG Mortgage, LLC is a mortgage company and is presently inactive. At December 31, 2023, SBFG Mortgage, LLC had no employees.

Competition

The Company experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank, and to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms, finance companies, financial technology companies (“fintechs”) and pension funds. The primary factors in competing for loans are interest rates and overall banking services.

State Bank’s competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies, securities brokerage firms, and fintechs. The primary factors in competing for deposits are interest rates paid on deposits and convenience of office location. State Bank operates in the highly competitive wealth management services field and its competition consists primarily of other bank wealth management departments.

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

Regulation of Bank Holding Companies and Their Subsidiaries in General

SB Financial is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). SB Financial is subject to the reporting requirements of, and examination and regulation by, the FRB. The FRB has extensive enforcement authority over bank holding companies, including, without limitation, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries, including its subsidiary banks. In general, the FRB may initiate enforcement actions for violations of laws and regulations and for unsafe or unsound practices. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

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

In April 2020, the FRB adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the Bank Holding Company Act. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the FRB generally views as supporting a facts-and-circumstances determination that one company controls another company. The FRB’s final rule applies to questions of control under the Bank Holding Company Act but does not extend to the Change in Bank Control Act.

As a result of the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act of 1999, which amended the Bank Holding Company Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are financial in nature include securities underwriting dealing and market-making, insurance underwriting and agency, and merchant banking activities. On January 2, 2019, SB Financial elected, and received approval from the FRB, to become a financial holding company.

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

The Federal Home Loan Bank (the “FHLB”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2023.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the FRB reduced reserve requirement ratios to 0 percent effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0 percent as of December 31, 2023.

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by State Bank and the Company’s other subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (the “ODFI”) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2023, State Bank had $30.3 million of excess earnings over the preceding three years.

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

COVID-19 Legislation and Initiatives

In response to the novel COVID-19 pandemic (“COVID-19”), the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs were dependent upon the direct involvement of U.S. financial institutions, such as the Company and State Bank, were implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the FRB and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and State Bank.

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which State Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (“PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law the Consolidated Appropriations Act, 2021 (the “CAA”), which included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also created a new grant program for “shuttered venue operators”.

On December 2, 2020, the federal bank regulatory agencies issued an interim final rule that provided temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However, community banking organizations with assets approaching the $10.0 billion asset threshold and that would otherwise have become subject to additional regulatory requirements upon crossing such threshold, including requirements related to capital adequacy standards, debit card interchange fees and routing, and management official interlocks, had until January 1, 2022 to either reduce their size or to prepare for the new regulatory and reporting standards.

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

Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for credit losses (“ACL”), subject to specified eligibility criteria, less applicable deductions.

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

In September 2019, the FRB, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including State Bank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well-capitalized ratio requirements. No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. This final rule became effective on October 1, 2020. The Company did not utilize the CBLR in assessing capital adequacy and continued to follow existing capital rules.

In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Upon the Company’s adoption of CECL effective January 1, 2023, the Company recognized a one-time cumulative effect adjustment (increase) to the ACL of $1.4 million and did not elect to utilize the three-year phase in. The Company’s risk-based capital ratios remained in excess of “well-capitalized” levels after the impact of the one-time cumulative effect adjustment.

At December 31, 2023, State Bank was in compliance with all of the regulatory capital requirements to which it was subject. For State Bank’s capital ratios, see Note 16 to the Consolidated Financial Statements under Item 8 of this Report on Form 10-K (the “Consolidated Financial Statements”).

The FRB has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FRB has less flexibility in determining how to resolve the problems of the institution. In addition, the FRB generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. State Bank’s capital at December 31, 2023, met the standards for the highest capital category, a “well-capitalized” bank.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions with less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models that estimate the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustments can deviate more than two basis points from the base assessment without notice and comment rule making. The FDIC may also impose special assessments in emergency situations, which fund the DIF. The FDIC has established 2 percent as the Designated Reserve Ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35 percent by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%.

On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion (“small bank credits”) beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of September 30, 2022, the DRR was 1.26%. Because the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023. In the FDIC’s most recent semiannual update for the Amended Restoration Plan in November 2023, the FDIC noted that increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that reduced the DIF balance, coupled with strong growth in insured deposits, resulted in the reserve ratio declining 15 basis points from 1.25% as of December 2022 to 1.10% as of June 30, 2023. Despite the decline in the reserve ratio, the FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the Amended Restoration Plan and all scheduled assessment rates were maintained.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. Because State Bank’s uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, State Bank will not be subject to this special assessment.

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

On October 24, 2023, the federal banking agencies, including the FRB, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The Company cannot predict the impact the changes to the CRA will have on its operations at this time.

SEC and NASDAQ Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities authorities relating to the offering and sale of its securities. The Company is subject to the registration, reporting and other regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules adopted by the SEC under those acts. The Company’s common shares are listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “SBFG”. As a result, the Company is subject to NASDAQ rules and regulations applicable to listed companies.

The SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The SEC has also approved corporate governance rules promulgated by NASDAQ. The Company has adopted and implemented a Code of Conduct and Ethics and a copy of that policy can be found on the Company’s website at www.YourSBFinancial.com by first clicking “Corporate Overview” and then “Governance Documents”. The Company has also adopted charters of the Audit and Risk Management Committee, the Compensation Committee and the Governance and Nominating Committee, which charters are available on the Company’s website at www.YourSBFinancial.com by first clicking “Corporate Overview” and then “Governance Documents”.

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

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required, to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards. The Company’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level activity in those areas to continue and is continually monitoring developments in the states in which our customers are located.

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in Current Reports on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in their Annual Reports on Form 10-K. See ITEM 1C. CYBERSECURITY. Effective on or after December 18, 2023 (except for smaller reporting companies, such as the Company, which are provided a 180-day deferral), public companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking laws and regulations.

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and to store sensitive data. The Company employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. The Company also regularly invests in new products and technology to further enhance these tools and mechanisms. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

At December 31, 2023, the Company employed approximately 251 full-time equivalent employees to whom a variety of benefits are provided. Management considers its relationship with its employees to be good.

Item 1A.	Risk Factors.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, and in other statements that we make from time to time in filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our Board of Directors or management, including those relating to products and services; (c) statements of future economic performance; (d) statements of future customer attraction or retention; and (e) statements of assumptions underlying these statements. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “should”, “will allow”, “will continue”, “will likely result”, “will remain”, “would be”, or similar expressions.

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

The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. In addition, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company and our clients and counterparties. Instability in global economic conditions and geopolitical matters, such as military conflicts in Ukraine and the Middle East, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remains likely to continue. In addition, the October 7, 2023, attack by Hamas in Israel has resulted in prolonged conflict and disruption in the Middle East. Although the length, impact and outcome of the ongoing war in Ukraine and the conflict in the Middle East are highly unpredictable, these conflicts have resulted, and could continue to result, in significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company’s business for an unknown period of time. Any of the above-mentioned events or disruptions could affect our business, financial condition and operating results, and may also magnify the impact of other risks described in this Form 10-K.

We may be unable to manage interest rate risks, which could reduce our net interest income.

Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds may be compressed, and our net interest income may continue to be adversely impacted by changing rates. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect the movement of interest rates and our interest income and interest expense. If the interest rates paid on deposits and other borrowed funds increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected in a declining rate environment if the interest paid for deposits decrease more slowly than the interest rates received on loans and other investments.

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

Risks Related to Our Business Operations:

If our actual credit losses exceed our allowance for credit losses, our net income will decrease.

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant credit losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an ACL to provide for loan defaults and non-performance, which when combined, we refer to as the ACL. Our ACL may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our ACL is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and ACL. We cannot guarantee that we will not further increase the ACL or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

Moreover, the Financial Accounting Standards Board (the “FASB”) has changed its requirements for establishing the ACL. On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model and is referred to as the CECL model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model requires significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect or inadequate, the ACL may not be sufficient, resulting in the need for additional ACL to be established, which could have a material adverse impact on our financial condition and results of operations.

The new CECL accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. However, the FASB deferred the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022. The Company recognized a one-time cumulative effect adjustment (increase) to the ACL of $1.4 million upon adoption as of January 1, 2023. In addition, the Company established a related reserve for unfunded commitments of $1.1 million as of January 1, 2023.

If real estate markets or the economy in general deteriorate, State Bank may experience increased delinquencies and credit losses. The ACL may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require State Bank to increase its ACL in the future, which could have a negative effect on the Company’s financial condition and results of operations. Additions to the ACL will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

Any significant increase in our ACL or loan charge offs, including increases required by applicable regulatory authorities, might have a material adverse effect on the Company’s financial condition and results of operations.

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

Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, cyberattacks or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) consumer compliance, business continuity and data security systems prove to be inadequate.

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, social media and other marketing activities, and the implementation of environmental, social and governance (“ESG”) practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing activities. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation and regulatory action, and could have a material adverse effect on the price of our common shares or result in heightened volatility of our stock price.

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

We could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability a going concern.

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

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both third-party service providers and us. State Bank’s necessary dependence upon automated systems to record and process State Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also routinely review documentation of such controls and backups related to third party service providers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced cyberattacks with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information.

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

There can be no assurance that we will not suffer such cyber-attacks or other information security breaches (or attempted breaches) or incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and our plans to continue to implement internet and mobile banking capabilities to meet customer demand. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance protective measures or to investigate and remediate any security vulnerabilities.

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

One or more of the third parties utilized by us may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party. Certain of these third parties may have limited indemnification obligations to us in the event of a cybersecurity event or operational disruption or may not have the financial capacity to satisfy their indemnification obligations.

Financial or operational difficulties of a third-party provider could also impair our operations if those difficulties interfere with such third party’s ability to serve the Company. If a critical third-party provider is unable to meet the needs of the Company in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed and if the Company is not able to develop alternative sources for these services and products quickly and cost-effectively, our business could be materially adversely affected.

Additionally, regulatory guidance adopted by federal banking regulators addressing how banks select, engage and manage their third-party relationships, affects the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

Strong competition within our market area may reduce our ability to attract and retain deposits and originate loans.

We face competition both in originating loans and in attracting deposits within our market area. We compete for clients by offering personal service and competitive rates on our loans and deposit products. The type of institutions we compete with include large regional financial institutions, community banks, thrifts and credit unions operating within our market areas. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies, fintechs and direct mutual funds. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. We expect competition to remain intense in the future due to legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

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

The FDIC insures deposits at FDIC insured financial institutions, including State Bank. The FDIC charges the insured financial institutions premiums to maintain the DIF at a certain level. During 2008 and 2009, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. In October 2022, the FDIC adopted a final rule increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023. The FDIC recently adopted rules revising the assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

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

Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of these changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets held by a financial institution, the adequacy of a financial institution’s ACL and the ability to complete acquisitions. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

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

The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Financial Crimes Enforcement Network (“FinCEN”), a unit of the U.S. Department of the Treasury that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

Under the Federal Change in Bank Control Act, a person may be required to obtain prior approval from the Federal Reserve Board before acquiring 10 percent or more of our common shares or the power to directly or indirectly control our management, operations, or policies.

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

The policies of the FRB impact us significantly. The FRB regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. FRB policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the ACL and the accounting for goodwill and other intangibles. Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to adjust earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill. For additional information regarding these critical estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 32 of this Annual Report on Form 10-K.

We may experience increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance practices.

Financial institutions are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests those systems pursuant to the Company’s cybersecurity policies, standards, processes, and practices, which are integrated into the Company’s overall risk management program. We have adopted aspects of the NIST cybersecurity framework, to which risk management in relation to our information systems is aligned. We categorize our information systems as either Tier 1 (critical) or Tier 2 or Tier 3 (essential), depending on business value and/or risk of financial or compliance impact of cybersecurity incidents. Our information security team uses a multifaceted approach to monitor, assess, identify, and manage material risks to the Company from cybersecurity threats, including testing of the effectiveness of our cybersecurity incident prevention and response systems; conducting routine vulnerability scanning of information systems assets; network/endpoint detection and response coupled with advanced identification-enhanced logging capabilities powered by artificial intelligence software; discovery through collaboration with the Company’s internal audit team; monitoring of threat intelligence feeds provided by industry associations/groups, service providers, and federal/state authorities; and professional service engagements, such as retaining the services of an external 24/7 security operations center and partnering with third parties in testing our information systems for vulnerabilities from external, internal, and social engineering perspectives and assessing the effectiveness of our cybersecurity controls.

The Company partners with third-party service providers and employs processes to assess, identify, and manage material risks from cybersecurity threats arising from the use of such third-party service providers. Our latest assessment attempted to identify vulnerabilities in our network and systems from external, internal, and social engineering perspectives. Our cybersecurity practices (including with respect to third-party service providers) have been assessed to represent a level of maturity consistent with industry best practices.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations, and financial condition. For more information about these and other risks, see ITEM 1A. RISK FACTORS.

Our board of directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The Audit & Risk Management Committee and the Board provides structured oversight of the Company’s risk management program, which focuses on the most significant short, intermediate, and long-term risks the Company faces. The Company has an Information Security Council (the “Council”) that is responsible for overseeing the development and upkeep of written policies and procedures aimed at safeguarding the Company’s information systems and the nonpublic information stored within them. In addition, the Council plays a crucial role in the governance of the cybersecurity risk management process. This involves collaborating with third-party industry experts and the Company’s internal audit team to conduct risk assessments of the Company’s information security program (the “Program”). The assessments encompass an evaluation of the Company’s adherence to the Program, including the elements of the Program that are dictated by relevant laws, regulations, and the Company’s information security policy and procedures. Reports of the Council are shared regularly throughout the year with the board of directors. Furthermore, the Company conducts periodic cybersecurity assessments and preparedness analyses, supervised by our designated Chief Technology & Innovation Officer (“CTIO”).

The Company routinely engages third-party industry experts to perform risk assessments of the Program. At least annually, our internal audit team conducts a formal risk assessment and develops an audit plan that identifies, assesses, and prioritizes risks that include cybersecurity. The results of the risk assessment and the proposed audit plan are communicated to various leaders within the Company as well as the Audit & Risk Management Committee for input. The audit plan is reassessed throughout the year, and the plan is subject to modification by our internal audit team, e.g., based on such considerations as changes to resources, business operations, or internal or external risk factors.

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

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Delaware, Franklin, Fulton, Hancock, Lucas, Paulding, Williams and Wood counties of Ohio; Allen, Boone, Hamilton and Steuben counties of Indiana; and Monroe county of Michigan:

SB Financial Group, Inc. Property List as of December 31, 2023

($ in thousands)	Description/Address	Leased/ Owned	Total Deposits 12/31/23

Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$254,499

Banking Centers/Drive-Thru’s
1419	West High Street, Bryan, OH	Owned	56,400
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	38,898
312	Main Street, Delta, OH	Owned	20,504
4080	West Dublin Granville Road, Dublin, OH	Owned	79,995
104	North Michigan Avenue, Edgerton, OH	Owned	12,508
201	East Lincoln Street, Findlay, OH	Owned	21,823
408	South Main Street Suite A, Findlay, OH	Leased	103
12832	Coldwater Road, Fort Wayne, IN	Owned	29,364
1232	North Main Street, Bowling Green, OH	Owned	22,454
235	Main Street, Luckey, OH	Owned	29,324
133	East Morenci Street, Lyons, OH	Owned	23,672
930	West Market Street, Lima, OH	Owned	58,987
1201	East Main Street, Montpelier, OH	Owned	42,167
218	North First Street, Oakwood, OH	Owned	24,413
220	North Main Street, Paulding, OH	Owned	70,841
610	East South Boundary Street, Perrysburg, OH	Owned	14,232
119	South State Street, Pioneer, OH	Owned	38,644
6401	Monroe Street, Sylvania, OH	Owned	57,552
311	Main Street, Walbridge, OH	Owned	30,982
101	North Michigan Street, Edon, OH	Owned	59,472
1379	North Shoop Avenue, Wauseon, OH	Owned	83,371

Loan Production Offices
307	North Wayne Street, Angola, IN	Owned	N/A
10100	Lantern Road, Suite 240, Fishers, IN	Leased	N/A
94	Granville Street, Gahanna, OH	Owned	N/A
8204	Secor Road, Lambertville, MI	Leased	N/A
1900	Monroe Street, Suite 108, Toledo, OH	Leased	N/A
100	South Main Street, Suite 102, Zionsville, IN	Leased	N/A

Service Facilities (SBT/ SBFG Title)
105	East Holland Street, Archbold, OH	Leased	N/A
125	West Butler Street, Bryan OH	Owned	N/A
9101	Antares Avenue, Columbus, OH	Owned	N/A
1911	Baltimore Road, Defiance, OH	Leased	N/A
Total deposits			$1,070,205

SB Captive operates from office space located at 101 Convention Center Dr., Suite 850, Las Vegas, NV 89109.

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next five years. Aggregate rental expense for these leases was $0.20 million and $0.19 million for the years ended December 31, 2023 and 2022, respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2024	$241
2025	156
2026	140
2027	117
2028	80
Thereafter	567
Total minimum lease payments	$1,301

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

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Information about our Executive Officers

The following table lists the names and ages of the executive officers of the Company as of February 24, 2024, the positions presently held by each executive officer, and the principal occupation(s) and business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his or her principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	69	Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since March 2007.

Anthony V. Cosentino	62	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since June 2010.

Ernesto Gaytan	52	Executive Vice President and Chief Technology Innovation Officer of the Company and State Bank since November 2017.

Steven R. Walz	53	Executive Vice President and Chief Lending Officer of State Bank since December 2021; Senior Vice President and Chief Lending Officer of State Bank from September 2021 through December 2021; Senior Vice President and Chief Credit Officer of State Bank from November 2017 through November 2019; Vice President and Senior Credit Analyst of State Bank from September 2012 through November 2017; Assistant Vice President and Commercial Services Officer of State Bank from September 2011 to September 2012; Assistant Vice President and Credit Analyst of State Bank from January 2010 through September 2012; Began working for State Bank in October 2007 as a Credit Analyst; Mr. Walz left State Bank in November 2019 to work as President for K&P Medical Transport, LLC. prior to rejoining State Bank in September 2021.

Keeta J. Diller	67	Executive Vice President of the Company since July 2019; Executive Vice President and Chief Operations Officer of State Bank since August 2023; Executive Vice President and Chief Risk Officer from July 2019 to August 2023; Senior Vice President and Chief Enterprise Risk Management Officer of State Bank from August 2018 through July 2019; Senior Vice President and Audit Coordinator and Director of Operations of State Bank from December 2011 through August 2018; Vice President and Internal Auditor of State Bank from January 2010 through December 2011; Corporate Secretary for the Company since 1996; Began working for State Bank in February 1990 as the Accounting Supervisor.

David A. Homoelle	56	Columbus Regional President and Residential Real Estate Executive of State Bank since May 2021; Columbus Regional President of State Bank from November 2007 through May 2021; Began working for State Bank in November 2007 as a Columbus Regional President.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG”. There were 6,719,676 common shares outstanding as of December 31, 2023, which were held by approximately 1,162 record holders.

The Company paid quarterly dividends on its common shares in the aggregate amounts of $0.52 per share and $0.48 per share in 2023 and 2022, respectively. The Company presently anticipates continuing to pay quarterly dividends in the future at similar levels. However, there is no guarantee that dividends on our common shares will continue in the future.

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

Performance Graph

The following performance graph compares the five-year total shareholder return of the Company’s common shares, based on an initial investment on December 31, 2018, and assuming reinvestment of dividends, against two indices – the NASDAQ Composite Index and the KBW NASDAQ Bank Index. This Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this Performance Graph by reference into such filing.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
SB Financial Group, Inc.	100.00	122.20	116.41	128.29	119.26	112.17
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57

Source: S&P Global Market Intelligence
© 2024

Issuer Purchases of Equity Securities

The table below reflects the common shares repurchased by the Company during the three months ended December 31, 2023. As of December 31, 2023, the Company had 236,357 shares remaining of the 500,000 approved under the Company’s existing share repurchase program which was authorized by the Company’s Board of Directors on December 21, 2022 and expires December 31, 2024.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/01/23 - 10/31/23	17,752	$13.14	17,752	272,056
11/01/23 - 11/30/23	13,988	13.59	13,988	258,068
12/01/23 - 12/31/23	21,711	14.76	21,711	236,357
Total	53,451	$13.92	53,451	236,357

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

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes as of and for the years ended December 31, 2023 and 2022 included in this Annual Report on Form 10-K.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company. The Company intends to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2023, the Company generated $17.7 million in noninterest income, or 31.1 percent of total operating revenue, from fee-based products. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management services, saleable business-based loans (small business and farm service) and title agency revenue. For the twelve months ended December 31, 2022, the Company generated $18.2 million in noninterest income, or 31.6 percent of total operating revenue from fee-based products.

Strengthen our penetration in all markets served: Over our 119-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Bowling Green, Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal but we believe our potential for growth is significant. Over the past few years, we have expanded and committed additional resources to our presence in the Findlay and Edgerton markets in particular; however, we continue to seek to expand the presence and penetration in all of our markets.

Expand product utilization by new and existing customers: As of December 31, 2023, we operated in 14 counties in Northwest Ohio, Central Ohio and Northeast Indiana with 23 full service offices, 23 ATM’s and six loan production offices. Combined in the 14 counties of operation, we command 4.4 percent of the deposit market share, which has steadily grown.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2023, the Company serviced 8,549 residential mortgage loans with an aggregate principal balance of $1.37 billion. As of December 31, 2022, the Company serviced 8,514 loans with an aggregate principal balance of $1.35 billion.

Sustain asset quality: As of December 31, 2023, the Company’s asset quality metrics remained strong. Specifically, total nonperforming assets were $3.3 million, or 0.25 percent of total assets. Total delinquent loans at December 31, 2023 were 0.15 percent of total loans. As of December 31, 2022, the Company had total nonperforming assets of $5.1 million, or 0.38 percent of total assets. Total delinquent loans at December 31, 2022 were 0.27 percent of total loans.

The successful execution of these five strategies have enabled the Company to improve financial performance across a broad series of metrics. These metrics over the last five years are outlined in the following table. Specifically, the Company has increased total assets by $303.8 million, or 29.3 percent. The growth has been on both sides of the balance sheet over the five year period, with loans growing $174.7 million or 21.2 percent and deposits growing $230.0 million or 27.4 percent.

During the prior five-year period, the Company has raised capital through the issuance of debt securities to the market, which has improved capital significantly and expanded liquidity for potential strategic expansion. Strategic expansion has also occurred during the period with the acquisition of a small community bank (The Edon State Bank of Edon, Ohio) in 2020, the opening of three branch offices and the acquisition of two full service title agencies.

Financial Highlights

Year Ended December 31,

($ in thousands, except per share data)
	2023	2022	2021	2020	2019
Earnings
Interest income	$58,152	$44,569	$41,904	$42,635	$44,400
Interest expense	18,879	5,170	4,020	6,705	9,574
Net interest income	39,273	39,399	37,884	35,930	34,826
Provision for loan losses	315	-	1,050	4,500	800
Noninterest income	17,721	18,231	30,697	30,096	18,016
Noninterest expense	41,962	42,314	44,808	43,087	37,410
Provision for income taxes	2,622	2,795	4,446	3,495	2,659
Net income	12,095	12,521	18,277	14,944	11,973
Preferred stock dividends	-	-	-	-	950
Net income available to common shareholders	12,095	12,521	18,277	14,944	11,023

Per Common Share Data
Basic earnings	$1.77	$1.79	$2.58	$1.96	$1.71
Diluted earnings	1.75	1.77	2.56	1.96	1.51
Cash dividends declared	0.52	0.48	0.44	0.40	0.36
Total equity per share	18.50	17.08	21.05	19.39	17.53

Average Balances
Average total assets	$1,334,644	$1,318,781	$1,322,253	$1,161,396	$1,027,932
Average equity	118,315	126,963	144,223	139,197	133,190

Ratios
Return on average total assets	0.91%	0.95%	1.38%	1.29%	1.16%
Return on average equity	10.22	9.86	12.67	10.74	8.99
Cash dividend payout ratio[1]	29.62	27.25	17.18	20.54	23.84
Average equity to average assets	8.86	9.63	10.91	11.99	12.96

Period End Totals
Total assets	$1,342,387	$1,335,633	$1,330,854	$1,257,839	$1,038,577
Available-for-sale securities	219,708	238,780	263,259	149,406	100,948
Loans held for sale	2,525	2,073	7,472	7,234	7,258
Total loans & leases	1,000,212	962,075	822,714	872,723	825,510
Allowance for credit losses	15,786	13,818	13,805	12,574	8,755
Total deposits	1,070,205	1,086,665	1,113,045	1,049,011	840,219
Advances from FHLB	83,600	60,000	5,500	8,000	16,000
Trust preferred securities	10,310	10,310	10,310	10,310	10,310
Subordinated debt, net	19,642	19,594	19,546	-	-
Total equity	124,342	118,428	144,929	142,923	136,094

[1]	Cash dividends on common shares divided by net income available to common.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2023 and 2022. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

Allowance for Credit Losses: The Company believes the determination of the ACL involves a higher degree of judgment and complexity than its other significant accounting policies. The ACL is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the ACL is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on individually evaluated loans, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

An effective tax rate of 21% is used to determine after-tax components of other comprehensive income (loss) included in the statements of shareholders’ equity.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Changes in Financial Condition

Total assets at December 31, 2023, were $1.343 billion, compared to $1.335 billion at December 31, 2022. Loans (excluding loans held for sale) were $1.000 billion at December 31, 2023, compared to $962.1 million at December 31, 2022. Total deposits were $1.070 billion at December 31, 2023, compared to $1.087 billion at December 31, 2022. As client balance sheets and liquidity was utilized in the economy, deposit levels moderated and assets were reallocated from cash and securities into loans.

The following are the condensed average balance sheets of the Company for the years ending December 31 and includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2023			2022			2021
($ in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Taxable securities/cash	$254,133	$6,092	2.40%	$330,549	$5,798	1.75%	$380,770	$3,386	0.89%
Non-taxable securities	7,181	170	2.37%	8,106	198	2.44%	7,802	353	4.52%
Loans, net[1]	985,217	51,890	5.27%	888,116	38,573	4.34%	854,521	38,165	4.47%
Total earning assets	1,246,531	58,152	4.67%	1,226,771	44,569	3.63%	1,243,093	41,904	3.37%
Cash and due from banks	4,035			7,296			7,290
Allowance for credit losses	(15,478)			(13,808)			(13,422)
Premises and equipment	22,990			24,137			24,710
Other assets	76,566			74,385			60,582
Total assets	$1,334,644			$1,318,781			$1,322,253

Liabilities
Savings and interest-bearing demand deposits	$619,906	$7,599	1.23%	$693,271	$2,258	0.33%	$672,296	$1,813	0.27%
Time deposits	236,665	7,109	3.00%	159,401	1,219	0.76%	177,918	1,316	0.74%
Repurchase agreements & other	15,765	74	0.47%	20,481	39	0.19%	22,821	42	0.18%
Advances from FHLB	55,044	2,603	4.73%	16,420	515	3.14%	6,507	188	2.89%
Trust preferred securities	10,310	716	6.94%	10,310	361	3.50%	10,310	199	1.93%
Subordianted debt	19,616	778	3.97%	19,570	778	3.98%	12,057	462	3.83%
Total interest-bearing liabilities	957,306	18,879	1.97%	919,453	5,170	0.56%	901,909	4,020	0.45%

Demand deposits	237,976			252,899			255,908
Other liabilities	21,047			19,466			20,213
Total liabilities	1,216,329			1,191,818			1,178,030
Shareholders’ equity	118,315			126,963			144,223

Total liabilities and shareholders’ equity	$1,334,644			$1,318,781			$1,322,253

Net interest income (tax equivalent basis)		$39,273			$39,399			$37,884

Net interest income as a percent of average interest-earning assets - GAAP measure			3.15%			3.21%			3.05%

Net interest income as a percent of average interest-earning assets - Non-GAAP measure [2]			3.16%			3.22%			3.06%
-- Computed on a fully tax equivalent basis (FTE)

[1]	Nonaccruing loans and loans held for sale are included in the average balances.
[2]	Interest on tax exempt securities and loans is computed on a tax equivalent basis using a 21 percent statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.14, $0.11 and $0.15 million in 2023, 2022 and 2021, respectively.

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume variance - change in volume multiplied by the previous year’s rate.

●	Rate variance - change in rate multiplied by the previous year’s volume.

●	Rate/volume variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Total
	Variance	Variance Attributable To
($ in thousands)	2023/2022	Volume	Rate

Interest income
Taxable securities	$294	$(1,340)	$1,634
Non-taxable securities[1]	(28)	(23)	(5)
Loans, net of unearned income and deferred fees[1]	13,317	4,217	9,100
Total interest income	13,583	2,853	10,730

Interest expense
Savings and interest-bearing demand deposits	5,341	(239)	5,580
Time deposits	5,890	591	5,299
Repurchase agreements & other	35	(9)	44
Advances from FHLB	2,088	1,211	877
Trust preferred securities	355	-	355
Subordinated debt	-	-	-
Total interest expense	13,709	1,554	12,155

Net interest income	$(126)	$1,299	$(1,425)

[1]	Interest on non-taxable securities and loans has been adjusted to fully tax equivalent

The maturity distribution and weighted-average interest rates of debt securities available-for-sale at December 31, 2023, are set forth in the table below. The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
($ in thousands)	Within 1 Year	Weighted Average Yield	1-5 Years	Weighted Average Yield	5-10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Available-for-sale:
U.S. Treasury and Government agencies	$539	3.79%	$1,559	3.33%	$4,419	1.46%			$6,517	1.84%
Mortgage-backed securities	-		18,028	1.48%	10,411	2.01%	160,428	1.90%	188,867	1.87%
State and political subdivisions	261	2.92%	280	2.61%	1,987	3.89%	7,370	2.57%	9,898	2.83%
Other corporate securities	-		-		14,426	3.69%	-		14,426	3.69%

Total securities by maturity	$800	3.51%	$19,867	1.64%	$31,243	2.83%	$167,798	1.93%	$219,708	2.03%

($ in thousands)	Years Ended December 31,
Total loans	2023	2022	% Change
Commercial business & agriculture	$191,932	$192,478	-0.3%
Commercial real estate	424,041	412,635	2.8%
Residential real estate	318,123	291,512	9.1%
Consumer & other	65,673	65,005	1.0%

Total loans	999,769	961,630	4.0%

Net deferred costs (fees)	443	445	-0.4%

Total loans, net deferred costs (fees)	1,000,212	962,075	4.0%

Loans held for sale	$2,525	$2,073	21.8%

Total deposits	2023	2022	% Change
Noninterest bearing demand	$228,713	$256,799	-10.9%
Interest-bearing demand	166,413	191,719	-13.2%
Savings & money market	419,570	447,267	-6.2%
Time deposits	255,509	190,880	33.9%

Total deposits	1,070,205	1,086,665	-1.5%

Total shareholders’ equity	$124,342	$118,428	5.0%

Loans held for investment (“HFI”) increased $38.1 million, or 4.0 percent, to $1.0 billion at December 31, 2023, which was due to an increase in residential and commercial real estate lending during 2023. The Company booked a much higher portion of residential real estate production on the balance sheet as increases in rates moved customers to variable rate mortgage products.

Concentrations of Credit Risk: The Company makes commercial, real estate and installment loans to customers located mainly in the Tri-State region of Ohio, Indiana and Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2023, commercial business and agricultural loans made up approximately 19.2 percent of the HFI loan portfolio while commercial real estate loans accounted for approximately 42.4 percent of the HFI loan portfolio. As of December 31, 2023, residential first mortgage loans, which are secured by first mortgages on residential real estate, made up approximately 31.8 percent of the HFI portfolio, while consumer loans to individuals, which are primarily secured by consumer assets, made up approximately 6.6 percent of the HFI loan portfolio.

Maturities and Sensitivities of Loans to Changes in Interest Rates: The following table shows the maturity distribution of loans outstanding as of December 31, 2023. The amounts have been categorized between loans with a fixed or floating interest rate (floating rate loans have an adjustable interest rate that changes in accordance to a rate index).

Maturities and Sensitivities of Loans to Changes in Interest Rates

As of December 31, 2023

($ in thousands)	Within one year	After one, but within five years	After five, but within fifteen years	After fifteen years	Total
Loans with fixed interest rates:
Commercial & industrial	$1,255	$30,703	$18,994	$18	$50,970
Commercial real estate - owner occupied	1,532	5,370	7,838	99	14,839
Commercial real estate - nonowner occupied	4,508	25,358	12,929	124	42,919
Agricultural	217	4,367	8,556	2,232	15,372
Residential real estate	1	979	16,430	29,500	46,910
HELOC	-	-	-	-	-
Consumer	3,615	9,271	1,393	-	14,279
Total	$11,128	$76,048	$66,140	$31,973	$185,289

Loans with floating interest rates:
Commercial & industrial	$30,311	$11,101	$33,638	$696	$75,746
Commercial real estate - owner occupied	2,498	10,904	43,427	55,049	111,878
Commercial real estate - nonowner occupied	7,035	37,860	87,968	121,541	254,404
Agricultural	773	4,410	20,140	24,964	50,287
Residential real estate	3,757	417	12,206	254,833	271,213
HELOC	32	260	33,859	13,694	47,845
Consumer	717	2,833	-	-	3,550
Total	$45,123	$67,785	$231,238	$470,777	$814,923

Total loans:
Commercial & industrial	$31,566	$41,804	$52,632	$714	$126,716
Commercial real estate - owner occupied	4,030	16,274	51,265	55,148	126,717
Commercial real estate - nonowner occupied	11,543	63,218	100,897	121,665	297,323
Agricultural	990	8,777	28,696	27,196	65,659
Residential real estate	3,758	1,396	28,636	284,333	318,123
HELOC	32	260	33,859	13,694	47,845
Consumer	4,332	12,104	1,393	-	17,829
Total loans	$56,251	$143,833	$297,378	$502,750	$1,000,212

Deposits decreased $16.5 million, or 1.5 percent, to $1.07 billion at December 31, 2023. Increased inflation and interest rates resulted in clients seeking higher returns on their deposit accounts. As a result, during 2023, we experienced a shift in the mix of our deposit balances as more of our clients moved balances to long-term time deposit accounts. Specifically, during 2023, time deposits increased $64.6 million, or 34 percent, while other deposits decreased $81.1 million, or 6 percent.

The average amount of deposits and weighted-average rates paid are summarized as follows for the years ended December 31:

	2023		2022		2021
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Savings and interest bearing demand deposits	$619,906	1.23%	$693,271	0.33%	$672,296	0.27%
Time deposits	236,665	3.00%	159,401	0.76%	177,918	0.74%
Non interest bearing demand deposits	237,976	-	252,899	-	255,908	-
Totals	$1,094,547	1.35%	$1,105,571	0.31%	$1,106,122	0.28%

Time deposits that exceeded the FDIC insurance limit of $250,000 are summarized as follows:

($ in thousands)	2023	2022
Three months or less	$6,637	$6,992
Over three months through six months	1,599	102
Over six months and through twelve months	5,209	1,330
Over twelve months	8,935	6,949
Total	$22,380	$15,373

Shareholders’ equity at December 31, 2023, was $124.3 million, or 9.3 percent of total assets compared to $118.4 million or 8.9 percent of total assets at December 31, 2022. Retained earnings increased during the year due to earnings of $12.1 million less dividends paid to common shareholders of $3.6 million and repurchases of Company common shares of $3.5 million. The fair market value of the bond portfolio improved slightly during 2023 due to the valuation adjustment on the portfolio, which resulted in accumulated other comprehensive income (“AOCI”) falling to $29.8 million from $32.1 million.

The Company continued to repurchase its own common shares during the year under the Company’s repurchase program authorized by the Board of Directors on December 21, 2022. Specifically, the Company repurchased 244,325 shares during 2023 at an average price of $13.98 per share. As of December 31, 2023, the Company had 255,675 shares remaining of the 500,000 shares authorized for repurchase under the Company’s existing share repurchase program, which expires December 31, 2024.

Asset Quality	Years Ended December 31,
($ in thousands)	2023	2022	% Change
Nonaccruing loans	$2,818	$3,682	-23.5%
Foreclosed assets and other assets held for sale, net	511	777	-34.2%
Nonperforming assets	3,329	4,459	-25.3%
Net charge-offs/(recoveries)	92	(13)	-807.7%
Provision for credit losses	315	-	N/M
Allowance for credit losses	15,786	13,818	14.2%

Nonaccruing loans/total loans	0.28%	0.38%	-26.4%
Allowance/nonaccruing loans	560.18%	375.29%	49.3%
Nonperforming assets/total assets	0.25%	0.33%	-25.7%
Net charge offs/average loans	0.01%	0.00%	-1100.0%
Allowance/loans	1.58%	1.44%	9.9%
Allowance/nonperforming loans	560.18%	375.29%	49.3%

Nonperforming assets totaled $3.3 million, or 0.25 percent of total assets at December 31, 2023, a decrease of $1.1 million, or 25.3 percent from 2022. The Company had total net charge-offs on loans of $92,000 in 2023, as compared to net recoveries of $13,000 in 2022. The Company’s ACL at December 31, 2023, now covers nonperforming loans at 560 percent, up from 319 percent at December 31, 2022.

The following schedule presents an analysis of the ACL, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	Provision for Credit Losses	Net (Chargeoffs) Recoveries	Average Loans	Ratio of annualized net (chargeoffs) recoveries to average loans
December 31, 2023
Commercial & industrial	$110	$-	$124,435	0.00%
Commercial real estate - owner occupied	202	-	118,583	0.00%
Commercial real estate - nonowner occupied	119	-	301,072	0.00%
Agricultural	23	-	59,720	0.00%
Residential real estate	190	(52)	313,034	-0.02%
HELOC	39	-	46,576	0.00%
Consumer	5	(40)	15,470	-0.26%
Total	$688	$(92)	$978,890	-0.01%

December 31, 2022
Commercial & industrial	$(227)	$-	$126,496	0.00%
Commercial real estate - owner occupied	(868)	-	122,031	0.00%
Commercial real estate - nonowner occupied	367	-	276,805	0.00%
Agricultural	12	-	58,745	0.00%
Residential real estate	923	-	239,162	0.00%
HELOC	(45)	13	43,210	0.03%
Consumer	(162)	-	14,039	0.00%
Total	$-	$13	$880,488	0.00%

December 31, 2021
Commercial & industrial	$(1,411)	$227	$160,267	0.14%
Commercial real estate - owner occupied	505	-	118,713	0.00%
Commercial real estate - nonowner occupied	825	-	264,980	0.00%
Agricultural	103	-	53,122	0.00%
Residential real estate	975	6	195,277	0.00%
HELOC	(16)	-	43,488	0.00%
Consumer	69	(52)	11,546	-0.45%
Total	$1,050	$181	$847,393	0.02%

The ACL balance and the provision for credit losses are determined by management based upon periodic reviews of the loan portfolio. In addition, management considers the level of charge offs on loans, as well as the fluctuations of charge offs and recoveries on loans, in the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

The Company has substantially increased its reserve level over the last several years. Specifically, the Company’s ACL balance has increased from $8.8 million at December 31, 2019 to $15.8 million at December 31, 2023, which reflects an increase of $7.0 million, or 80 percent. This increase was the result of $6.7 million in provision expense during the period and minimal charge-offs, which were just $0.8 million over the four-year period. The reserve increased during 2023 due to the one-time CECL adjustment of $1.4 million taken in January of 2023 upon the Company’s adoption of the CECL methodology.

The following schedule provides a breakdown of the ACL allocated by type of loan and related ratios at December 31 for the years indicated:

	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans
($ in thousands)	2023		2022		2021
Commercial & industrial	$2,003	12.7%	$1,663	12.0%	$1,890	14.9%
Commercial real estate - owner occupied	1,952	12.4%	1,696	12.3%	2,564	14.5%
Commercial real estate - nonowner occupied	5,718	36.2%	4,584	33.2%	4,217	31.9%
Agricultural	440	2.8%	611	4.4%	599	7.0%
Residential real estate	4,936	31.3%	4,438	32.1%	3,515	25.1%
HELOC	510	3.2%	547	4.0%	579	5.1%
Consumer	227	1.4%	279	2.0%	441	1.6%
	$15,786	100.0%	$13,818	100.0%	$13,805	100.0%

As further detailed in ITEM 1A. RISK FACTORS, the CARES Act provided for significant consumer and small business relief due to the impact of the COVID-19 pandemic. The Company provided payment relief to a number of consumer and small business customers throughout 2020 and 2021, which we believe was successful and enabled our clients to weather the pandemic effectively. All such COVID-related payment deferrals had expired or been removed by December 31, 2021 and all clients were back to contractual terms at such date.

Regulatory capital reporting is required for State Bank only, as the Company is currently exempt from quarterly regulatory capital level measurement pursuant to the Small Bank Holding Company Policy Statement. As of December 31, 2023, State Bank met all regulatory capital levels required to be considered well-capitalized (see Note 16 to the Consolidated Financial Statements).

On May 27, 2021, the Company issued and sold $20.0 million in aggregate principal amount of its 3.65% Fixed to Floating Rate Subordinated Notes due 2031 in a private placement exempt from the registration requirements under the Securities Act. The Subordinated Notes bear interest at a fixed rate of 3.65% through May 31, 2026. From June 1, 2026 to the maturity date or earlier redemption of the Subordinated Notes, the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month Secured Overnight Financing Rate (“SOFR”) provided by the Federal Reserve Bank of New York plus 296 basis points. The Subordinated Notes have a maturity of 10 years.

Earnings Summary – 2023 vs. 2022

Net income for 2023 was $12.1 million, or $1.75 per diluted share, compared with net income of $12.5 million, or $1.77 per diluted share, for 2022. State Bank reported net income for 2023 of $13.3 million, which was down slightly from the $13.4 million of net income in 2022. SBFG Title reported net income for 2023 of $0.24 million, which was down from net income of $0.39 million for 2022.

Positive results for 2023 included loan growth of $38.1 million, while deposits were slightly lower by $16.5 million. The Company completed the final forgiveness in January of 2023 from the nearly 1,200 PPP loans processed during 2020 and 2021. The mortgage banking business line was impacted by the rapidly rising rates, which contributed to the reduction in both balance growth and gains on sale. For the full year of 2023, residential real estate loan production was $215.5 million, with $3.6 million of revenue from gains on sale. The level of mortgage origination was down from the $313.0 million in 2022. The Company’s loans serviced for others ended the year at $1.367 billion, up slightly from $1.352 billion at December 31, 2022.

Operating revenue decreased just slightly by $0.6 million, or 1.1 percent, from $57.6 million in 2022 to $57.0 million in 2023 due to decreased originated mortgage servicing rights (“OMSR”) recapture, significantly lower mortgage gain revenue offset by a $1.4 million gain on the sale of equity securities. SBFG Title revenue decreased by $0.6 million to $1.6 million for 2023.

Operating expense decreased by $0.35 million, or 0.8 percent, from $42.3 million in 2022 to $42.0 million in 2023, due to lower incentive and commission levels, which were partially offset by higher medical costs and increased spending on technology.

Results of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2023	2022	% Change
Total assets	$1,343,249	$1,335,633	0.6%
Total investments	219,708	238,780	-8.0%
Loans held for sale	2,525	2,073	21.8%
Loans, net of unearned income	1,000,212	962,075	4.0%
Allowance for credit losses	15,786	13,818	14.2%
Total deposits	1,070,205	1,086,665	-1.5%

Total operating revenue[1]	$56,994	$57,630	-1.1%
Net interest income	39,273	39,399	-0.3%
Loan loss provision	315	-	N/M
Noninterest income	17,721	18,231	-2.8%
Noninterest expense	41,962	42,314	-0.8%
Net income	12,095	12,521	-3.4%
Diluted earnings per share	1.75	1.77	-1.1%

[1]	Operating revenue equals net interest income plus noninterest income.

Net interest income was $39.3 million for 2023 and decreased slightly from net income of $39.4 million for 2022. Average earning assets increased slightly to $1.25 billion in 2023, compared to $1.23 billion in 2022, primarily due to the increase in our loan portfolio, partially offset by lower cash and securities. The consolidated 2023 full year net interest margin on an fully-taxable equivalent (“FTE”) basis decreased 6 basis points to 3.16 percent compared to 3.22 percent for the full year of 2022.

Provision for credit losses was taken in 2023 in the amount of $0.32 million compared to zero provision taken during 2022. For 2023, net charge-offs totaled $0.1 million or 0.01 percent of average loans, compared to net recoveries of $0.01 million or (0.00) percent of average loans, for 2022.

Noninterest Income	Years Ended December 31,
($ in thousands)	2023	2022	% Change
Wealth management fees	$3,532	$3,728	-5.3%
Customer service fees	3,403	3,378	0.7%
Gains on sale of residential loans & OMSR’s	3,609	4,298	-16.0%
Mortgage loan servicing fees, net	2,101	2,964	29.1%
Gain on sale of non-mortgage loans	429	566	-24.2%
Title insurance income	1,635	2,229	-26.6%
Other	3,012	1,068	182.0%
Total noninterest income	$17,721	$18,231	-2.8%

Total noninterest income was $17.7 million for 2023 compared to $18.2 million for 2022, representing a decrease of $0.5 million, or 2.8 percent, year-over-year. Gains on sale of residential mortgage loans was down from 2022 by $0.7 million, or 16.0 percent. The Company sold $161.2 million of originated mortgages into the secondary market in 2023, which due to being slightly more than the amortization on the serviced portfolio, increased the size of our serviced loan portfolio to $1.367 billion at December 31, 2023 from $1.352 billion at December 31, 2022. Sales of non-mortgage loans (small business and farm credits) in 2023 was the same as in 2022 at $4.2 million. The Company saw its wealth management assets under management decline by $5.3 million to $501.8 million at December 31, 2023, with total wealth management fees declining $0.2 million to $3.5 million.

Noninterest Expense	Years Ended December 31,
($ in thousands)	2023	2022	% Change
Salaries & employee benefits	$22,777	$24,142	-5.7%
Net occupancy expense	3,096	2,993	3.4%
Equipment expense	4,078	3,616	12.8%
Data processing fees	2,659	2,510	5.9%
Professional fees	3,024	3,214	-5.9%
Marketing expense	782	911	-14.2%
Telephone and communications	501	474	5.7%
Postage and delivery expense	432	422	2.4%
State, local and other taxes	949	1,082	-12.3%
Employee expense	631	613	2.9%
Other expense	3,033	2,337	29.8%
Total noninterest expense	$41,962	$42,314	-0.8%

Total noninterest expense was $42.0 million for 2023 compared to $42.3 million for 2022, representing a $0.3 million, or 0.8 percent, decrease year-over-year. Total full-time equivalent employees ended 2023 at 251, which was down 17 from year end 2022.

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

Positive results for 2022 included loan growth of $135.9 million when excluding the impact of the PPP initiative, while total deposits declined in 2022 by $23.5 million. The mortgage banking business line contributed gain on sale revenues of $4.3 million, with residential real estate loan production of $312.6 million and sales of loans of $184.8 million for the year. The level of mortgage origination declined in 2022 to $313.0 million from the $600.0 million in 2021.

Operating revenue decreased by $11.0 million, or 16.0 percent, from $68.6 million in 2021 to $57.6 million in 2022 due to decreased PPP fees, OMSR recapture and lower mortgage gain revenue. SBFG Title increased revenue by $0.2 million to $2.3 million for 2022.

Operating expense decreased by $2.5 million, or 5.6 percent, from $44.8 million in 2021 to $42.3 million in 2022, due to compensation and fringe benefit cost decreases partially offset by higher spend on technology/digital initiatives.

Goodwill, Intangibles and Capital Purchases

The Company completed its most recent annual goodwill impairment review as of December 31, 2023. Due to declines in the Company’s share price, a quantitative evaluation of goodwill was completed as of September 30, 2023, which revealed that impairment was not warranted. No events have occurred since that assessment, which would warrant impairment. At December 31, 2023, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest-bearing deposits in other financial institutions, securities available-for-sale, loans held for sale and borrowings from various sources. These assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $246.7 million at December 31, 2023, which included pledged available-for-sale securities of $102.3 million, compared to liquid assets of $270.8 million at December 31, 2022.

The Company does not have material cash requirements for capital expenditures over the next year. Any cash needs for capital requirements would be funded by cash existing at the Company. It is not anticipated that the Company will be required to initiate external borrowings in order to fund ongoing operations.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $807.8 million at December 31, 2023, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2023, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a FHLB blanket lien.

Significant additional off balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $81.9 million of additional borrowing capacity existed at December 31, 2023.

At December 31, 2023 and 2022, the Company had $41.0 million and $56.0 million in federal funds lines available. The Company also had $105.5 million in unpledged securities at December 31, 2023 available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2023 and 2022 follows:

The Company experienced positive cash flows from operating activities in 2023 and 2022. Net cash from operating activities was $14.0 million and $25.6 million for the years ended December 31, 2023 and 2022, respectively. Significant operating items for 2023 included gain on sale of loans of $4.0 million and net income of $12.1 million. Cash provided by the sale of loans held for sale were $161.2 million. Cash used in the origination of loans held for sale were $159.3 million.

The Company experienced negative cash flows from investing activities in 2023 and 2022. Net cash used in investing activities was $17.4 million and $165.7 million for the years ended December 31, 2023 and 2022, respectively. A net increase in loans of $38.7 million was the primary change in 2023. The changes for 2022 include the purchase of available-for-sale securities of $50.6 million and net increase in loans of $139.7 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $22.2 million and $35.9 million in 2023 and 2022, respectively.

The Company experienced negative cash flows from financing activities in 2023 and positive cash flows in 2022. Net cash used in financing activities was $1.5 million and net cash provided by financing activities was $18.4 million for the years ended December 31, 2023 and 2022, respectively. Negative cash flows of $16.5 million and $26.4 million are attributable to the change in deposits for 2023 and 2022, respectively.

The Company uses an Economic Value of Equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The results of this analysis are reflected in the following table, which reflects the Company’s neutral balance sheet that directionally is trending to a liability sensitive position:

Economic Value of Equity

December 31, 2023

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$206,660	$(9,716)	-4.49%
+300 basis points	211,240	(5,136)	-2.37%
+200 basis points	211,639	(4,737)	-2.19%
+100 basis points	213,900	(2,476)	-1.14%
Base Case	216,376	-	-
-100 basis points	213,526	(2,850)	-1.32%
-200 basis points	206,761	(9,616)	-4.44%
-300 basis points	195,925	(20,452)	-9.45%
-400 basis points	196,802	(19,574)	-9.05%

Economic Value of Equity

December 31, 2022

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$264,361	$(61,360)	-18.84%
+300 basis points	284,602	(41,120)	-12.62%
+200 basis points	303,265	(22,457)	-6.89%
+100 basis points	319,473	(6,249)	-1.92%
Base Case	325,722	-	-
-100 basis points	321,550	(4,172)	-1.28%
-200 basis points	305,242	(20,480)	-6.29%
-300 basis points	293,718	(32,004)	-9.83%
-400 basis points	271,404	(54,318)	-16.68%

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

Interest rate risk is the exposure of a banking institution’s financial condition and results to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risks at prudent levels is essential to the Company’s safety and soundness.

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2023 and 2022 the Company entered into interest rate swap agreements as an accommodation to certain loan customers (see Note 8 to the Consolidated Financial Statements). The Company may purchase such instruments in the future if market conditions are favorable.

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

For additional quantitative and qualitative information regarding the Company’s interest rate risk, refer to the section captioned “Liquidity” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and other supplementary data follow.

SB Financial Group, Inc.

Consolidated Balance Sheets

at December 31,

($ in thousands)	2023	2022
Assets
Cash and due from banks	$22,965	$27,817
Interest bearing time deposits	1,535	2,131
Available-for-sale securities	219,708	238,780
Loans held for sale	2,525	2,073
Loans, net of unearned income	1,000,212	962,075
Allowance for credit losses	(15,786)	(13,818)
Premises and equipment, net	21,378	22,829
Federal Reserve and Federal Home Loan Bank Stock, at cost	7,279	6,326
Foreclosed assets and other assets held for sale, net	511	777
Interest receivable	4,657	4,091
Goodwill	23,239	23,239
Cash value of life insurance	29,121	28,870
Mortgage servicing rights	13,906	13,503
Other assets	11,999	16,940
Total assets	$1,343,249	$1,335,633

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$228,713	$256,799
Interest bearing demand	166,413	191,719
Savings	216,965	191,272
Money market	202,605	255,995
Time deposits	255,509	190,880
Total deposits	1,070,205	1,086,665

Repurchase agreements	13,387	14,923
Federal Home Loan Bank advances	83,600	60,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,642	19,594
Interest payable	2,443	769
Other liabilities	19,320	24,944
Total liabilities	1,218,907	1,217,205

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2023 - 0 shares outstanding, 2022 - 0 shares outstanding	-	-
Common stock, no par value; 2023 - 10,500,000 shares authorized, 8,525,375 shares issued; 2022 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,124	15,087
Retained earnings	108,486	101,966
Accumulated other comprehensive loss	(29,831)	(32,120)
Treasury stock, at cost; (2023 - 1,756,733 common shares; 2022 - 1,589,913 common shares)	(30,756)	(27,824)
Total shareholders’ equity	124,342	118,428
Total liabilities and shareholders’ equity	$1,343,249	$1,335,633

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31,

($ in thousands, except per share data)	2023	2022
Interest Income
Loans
Taxable	$51,407	$38,238
Tax exempt	483	335
Securities
Taxable	5,245	5,174
Tax exempt	170	198
Other interest income	847	624
Total interest income	58,152	44,569

Interest Expense
Deposits	14,708	3,477
Repurchase agreements & other	74	39
Federal Home Loan Bank advance expense	2,603	515
Trust preferred securities expense	716	361
Subordinated debt expense	778	778
Total interest expense	18,879	5,170

Net Interest Income	39,273	39,399
Provision for credit losses - loans	688	-
Provision for unfunded commitments	(373)	-
Total provision for credit losses	315	-

Net interest income after provision for loan losses	38,958	39,399

Noninterest Income
Wealth management fees	3,532	3,728
Customer service fees	3,403	3,378
Gain on sale of mortgage loans & OMSR	3,609	4,298
Mortgage loan servicing fees, net	2,101	2,964
Gain on sale of non-mortgage loans	429	566
Title insurance income	1,635	2,229
Net gain on sale of securities	1,453	-
Other income	1,559	1,068
Total noninterest income	17,721	18,231

Noninterest Expense
Salaries and employee benefits	22,777	24,142
Net occupancy expense	3,096	2,993
Equipment expense	4,078	3,616
Data processing fees	2,659	2,510
Professional fees	3,024	3,214
Marketing expense	782	911
Telephone and communications	501	474
Postage and delivery expense	432	422
State, local and other taxes	949	1,082
Employee expense	631	613
Other expense	3,033	2,337
Total noninterest expense	41,962	42,314

Income before income tax	14,717	15,316

Provision for income taxes	2,622	2,795

Net Income	$12,095	$12,521

Basic earnings per common share	$1.77	$1.79

Diluted earnings per common share	$1.75	$1.77

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,

($ in thousands)	2023	2022

Net income	$12,095	$12,521
Other comprehensive income (loss)
Available for sale investment securities:
Gross unrealized holding gain (loss) arising in the period	2,897	(38,323)
Related tax benefit	(608)	8,048
Net effect on other comprehensive income (loss)	2,289	(30,275)
Total comprehensive income (loss)	$14,384	$(17,754)

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2023	$61,319	$15,087	$101,966	$(32,120)	$(27,824)	$118,428
Net income			12,095			12,095
Other comprehensive income				2,289		2,289
CECL initial adjustment			(1,991)			(1,991)
Dividends on common, $0.52 per share			(3,584)			(3,584)
Restricted stock vesting		(539)			539	-
Repurchased stock (244,325 shares)					(3,471)	(3,471)
Stock based compensation expense		576				576
December 31, 2023	$61,319	$15,124	$108,486	$(29,831)	$(30,756)	$124,342

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2022	$54,463	$14,944	$99,716	$(1,845)	$(22,349)	$144,929
Net income			12,521			12,521
Other comprehensive loss				(30,275)		(30,275)
Stock dividends on common (344,663 shares)	6,856		(6,864)			(8)
Dividends on common, $0.48 per share			(3,407)			(3,407)
Restricted stock vesting		(425)			425	-
Repurchased stock (317,356 shares)					(5,900)	(5,900)
Stock based compensation expense		568				568
December 31, 2022	$61,319	$15,087	$101,966	$(32,120)	$(27,824)	$118,428

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

($ in thousands)
	2023	2022
Operating Activities
Net Income	$12,095	$12,521
Items not requiring (providing) cash
Depreciation and amortization	2,235	2,196
Provision for credit losses	315	-
Expense of share-based compensation plan	576	568
Amortization of premiums and discounts on securities	522	897
Amortization of intangible assets	90	69
Amortization of originated mortgage servicing rights	1,242	1,749
Impairment (recovery) of mortgage servicing rights	50	(1,279)
Deferred income taxes	1,878	2,709
Proceeds from sale of loans held for sale	161,183	189,515
Originations of loans held for sale	(159,292)	(181,192)
Gain from sale of loans	(4,038)	(4,864)
Net gains on sales of securities	(1,453)	-
Changes in
Interest receivable	(566)	(1,171)
Other assets	3,876	(2,014)
Interest payable & other liabilities	(4,724)	5,865
Net cash provided by operating activities	13,989	25,569

Investing Activities
Purchases of available-for-sale securities	(723)	(50,618)
Proceeds from maturities of interest bearing time deposits	596	512
Proceeds from maturities of available-for-sale securities	22,170	35,878
Net change in loans	(38,736)	(139,670)
Purchase of premises, equipment	(958)	(1,896)
Proceeds from bank owned life insurance	398	-
Purchase of bank owned life insurance	-	(10,500)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(953)	(1,023)
Proceeds from sale of foreclosed assets	816	1,646
Net cash used in investing activities	(17,390)	(165,671)

Financing Activities
Net decrease in demand deposits, money market, interest checking & savings accounts	(81,089)	(60,756)
Net increase in time deposits	64,629	34,376
Net decrease in securities sold under agreements to repurchase	(1,536)	(397)
Proceeds from Federal Home Loan Bank advances	810,500	232,000
Repayment of Federal Home Loan Bank advances	(786,900)	(177,500)
Stock repurchase plan	(3,471)	(5,900)
Dividends on common shares	(3,584)	(3,415)
Net cash provided by (used in) financing activities	(1,451)	18,408

Increase in cash and cash equivalents	(4,852)	(121,694)
Cash and cash equivalents, beginning of year	27,817	149,511
Cash and cash equivalents, end of year	$22,965	$27,817

Supplemental cash flow information
Interest paid	$17,205	$4,700

Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$507	$322
Stock dividends declared and paid	$-	$6,856

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

Note 1: Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (“SB Financial”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), SBFG Title, LLC dba Peak Title Agency (“SBFG Title”), SB Captive, Inc. (“SB Captive”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Statutory Trust II (“RST II”), and SBFG Mortgage, LLC. State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”) and State Bank Insurance, LLC (“SBI”). The “Company” refers to SB Financial and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, SB Financial.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, State Bank, SBFG Title, SB Captive, RFCBC, RDSI, RMC, RST II, SBFG Mortgage, LLC, and SBI. All significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the ACL, loan servicing rights, and fair value of financial instruments.

Significant Accounting Policies

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2023 and 2022, cash equivalents consisted primarily of interest-bearing and noninterest bearing demand deposit balances held by correspondent banks.

At December 31, 2023, the Company’s correspondent cash accounts exceeded federally insured limits by $.4 million. Additionally, the Company had approximately $5.9 million of cash held by the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank (“FHLB”), which is not federally insured.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the years ended December 31, 2023 or 2022.

Allowance for Credit Losses – Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income as a provision for credit losses. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At December 31, 2023, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $0.7 million at December 31, 2023. Should the decline in fair value be the result of credit losses or other factors, the security would be moved into a nonaccrual status and all accrued interest be reversed.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge offs, the ACL, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on nonaccrual status not later than 90 days past due. Past due status is based on the contractual terms of the loan. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

●	Commercial & Industrial - Commercial & industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial & industrial loans and lease financing agreements is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

●	Commercial Real Estate - Owner Occupied - Owner occupied commercial real estate loans consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings and other commercial facilities. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Commercial Real Estate – Nonowner Occupied - Nonowner occupied commercial real estate loans consist of loans to purchase, construct, or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as multifamily properties. The primary risk associated with nonowner occupied commercial real estate loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Agricultural - Agricultural loans consist of loans or lines of credit to finance farmland, equipment, and general business needs or other assets. The primary risk associated with agricultural loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

●	Residential Real Estate – Residential real estate mortgage loans consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home Equity Line of Credit (HELOCs) - Home equity loans consist of HELOCs and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior liens as a substantial decline in value could render the junior lien position effectively unsecured.

●	Consumer - Consumer loans consist of loans to finance unsecured home improvements, personal assets, such as automobiles or recreational vehicles, and revolving lines of credit that can be secured or unsecured. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

The Company utilizes a Discounted Cash Flow (“DCF”) method to estimate the quantitative portion of the ACL for all loan pools evaluated on a collective pooled basis, with the exception of the credit card portfolio, which was estimated using the Remaining Life Method. For each segment, a Loss Driver Analysis (“LDA”) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data, as well as peer institution data.

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data contained within the model is being supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a sound calculation.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, loss history, and forecasted loss drivers. The Company utilizes data from Federal Reserve Economic Data (“FRED”) to provide economic forecasts under various scenarios, which are applied to loan pools to reflect credit risk in the current economic environment.

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

While the Company’s policies and procedures used to estimate the ACL, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions, which may materially impact asset quality and the adequacy of the ACL and thus the resulting provision for credit losses.

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

Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock

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

Goodwill

Goodwill is tested for impairment annually or upon a triggering event. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (Accounting Standards Codification “ASC” 806-50), servicing rights from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date.

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

Share-Based Employee Compensation Plan

At December 31, 2023 and 2022, the Company had a share-based employee compensation plan (see Note 18 to the Consolidated Financial Statements).

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2020. As of December 31, 2023, the Company had no uncertain income tax positions.

Treasury Shares

Treasury stock is stated at cost. Cost is determined by the weighted-average cost method.

Earnings Per Share

Earnings per share (“EPS”) is computed using the two-class method. Basic EPS represent income available to common shareholders divided by the weighted-average number of common shares outstanding during each period. Diluted EPS reflect additional potential common shares that may be issued by the Company related solely to outstanding stock options or awards which are determined using the treasury stock method. Treasury stock shares are not deemed outstanding for EPS calculations.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities. AOCI consists solely of the cumulative unrealized gains and losses on available-for-sale securities net of income tax.

Subordinated Debt

At December 31, 2023, the Company had subordinated debt obligations of $20.0 million related to its 3.65% Fixed to Floating Rate Subordinated Notes due 2031, which were issued and sold by the Company on May 27, 2021. The Subordinated Notes were issued in order to provide additional funds for various corporate obligations of the Company, including share buybacks, acquisition costs and organic asset growth (see Note 13 to the Consolidated Financial Statements).

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

Adoption of New Accounting Standards:

ASU No. 2016-13: Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments

On January 1, 2023, the Company adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) (“ASC 326”) as amended. The new accounting guidance in this ASU replaces the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss (“CECL”) methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments that are noncancellable), and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure.

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management determines that the Company does not intend to sell and it is more likely than not, that the Company will not be required to sell the securities.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning on or after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The transition adjustment of the CECL adoption included an increase in the ACL of $1.4 million and an increase of $1.1 million to establish a reserve for unfunded commitments, with a $2.0 million decrease to retained earnings, and $0.5 million of deferred tax being recorded as part of the deferred tax asset in the Company’s consolidated balance sheet.

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

ASU No. 2023-02: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASU 2023-02).

This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization if certain conditions are met. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The Company adopted the standard using a modified retrospective transition approach to the amendments related to our low income housing tax credit (“LIHTC”) investments that are eligible to apply proportional amortization. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

Accounting Standards not yet adopted:

ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to effective tax rate reconciliation and information related to income taxes paid, among certain other amendments to improve the effectiveness of such disclosures. The amendments of this ASU are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 2: Earnings Per Share

EPS is computed using the two-class method. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS plus the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2023 and 2022 is computed as follows:

	Twelve Months Ended December 31,
($ and outstanding shares in thousands - except per share data)	2023	2022

Distributed earnings allocated to common shares	$3,584	$3,412
Undistributed earnings allocated to common shares	8,482	9,082
Net earnings allocated to common shares	12,066	12,494
Net earnings allocated to participating securities	29	27
Net Income allocated to common shares and participating securities	$12,095	$12,521

Weighted average shares outstanding for basic earnings per share	6,829	7,005
Dilutive effect of stock compensation	88	73
Weighted average shares outstanding for diluted earnings per share	6,917	7,078

Basic earnings per common share	$1.77	$1.79
Diluted earnings per common share	$1.75	$1.77

There were no anti-dilutive shares in 2023 or 2022.

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

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2023
U.S. Treasury and Government agencies	$7,339	$1	$(823)	$6,517
Mortgage-backed securities	221,717	3	(32,853)	188,867
State and political subdivisions	11,212	8	(1,322)	9,898
Other corporate securities	17,200	-	(2,774)	14,426
Totals	$257,468	$12	$(37,772)	$219,708

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. Treasury and Government agencies	$7,636	$-	$(872)	$6,764
Mortgage-backed securities	241,741	4	(35,910)	205,835
State and political subdivisions	12,862	10	(1,769)	11,103
Other corporate securities	17,200	-	(2,122)	15,078
Totals	$279,439	$14	$(40,673)	$238,780

The amortized cost and fair value of securities available-for-sale at December 31, 2023, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$809	$800
Due after one year through five years	1,903	1,839
Due after five years through ten years	24,483	20,824
Due after ten years	8,556	7,378
	35,751	30,841
Mortgage-backed securities	221,717	188,867

Totals	$257,468	$219,708

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $89.7 million at December 31, 2023, and $53.9 million at December 31, 2022. Securities delivered for repurchase agreements (not included above) were $19.7 million at December 31, 2023 and $17.8 million at December 31, 2022.

During the 4th quarter of 2023, the Company sold all of the equity shares it owned in Visa Class “B” shares. As a result of this sale, the Company no longer owns any Visa Class B shares. The carrying value of the Visa Class B shares on the Company’s balance sheet was nominal as the Company had a historical cost basis of $0.01 per share. After transaction costs, the Company realized a pre-tax gain on the sale of $1.45 million.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. There were 139 securities and 144 securities reported with amounts less than their historical value at December 31, 2023 and 2022, respectively. Total fair value of these investments was $217.0 million and $235.5 million at December 31, 2023 and 2022, respectively, which was approximately 99 percent and 99 percent, respectively, of the Company’s available-for-sale investment portfolio.

The following tables present securities with unrealized losses at December 31, 2023 and 2022:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury and Government agencies	$-	$-	$6,022	$(823)	$6,022	$(823)
Mortgage-backed securities	-	-	188,508	(32,853)	188,508	(32,853)
State and political subdivisions	-	-	8,541	(1,322)	8,541	(1,322)
Other corporate securities	-	-	13,926	(2,774)	13,926	(2,774)
Totals	$-	$-	$216,997	$(37,772)	$216,997	$(37,772)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury and Government agencies	$3,788	$(452)	$2,974	$(420)	$6,762	$(872)
Mortgage-backed securities	52,351	(5,234)	153,055	(30,676)	205,406	(35,910)
State and political subdivisions	7,461	(1,370)	1,268	(399)	8,729	(1,769)
Other corporate securities	12,015	(1,736)	2,564	(386)	14,579	(2,122)
Totals	$75,615	$(8,792)	$159,861	$(31,881)	$235,476	$(40,673)

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Management reviews these securities on a quarterly basis and evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, management determines whether a decline in fair value resulted from a credit loss or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, a provision is recorded to the ACL.

Note 4: Loans and Allowance for Credit Losses

The following tables present the categories of loans at December 31, 2023 and 2022:

	Total Loans
($ in thousands)	2023	2022

Commercial & industrial	$126,716	$128,393
Commercial real estate - owner occupied	126,717	110,929
Commercial real estate - nonowner occupied	297,323	301,880
Agricultural	65,659	64,505
Residential real estate	318,123	291,368
Home equity line of credit (HELOC)	47,845	45,056
Consumer	17,829	19,944
Total loans	1,000,212	962,075
Allowance for credit losses	(15,786)	(13,818)
Loans, net	$984,426	$948,257

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

Listed below is a summary of loan commitments, unused lines of credit, and standby letters of credit as of December 31, 2023 and 2022.

($ in thousands)	2023	2022
Loan commitments and unused lines of credit	$201,605	$221,668
Standby letters of credit	1,184	1,336
Totals	$202,789	$223,004

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

As a result of the adoption of ASC 326, the Company recorded a $1.4 million increase to the ACL as a cumulative-effect adjustment on January 1, 2023. The following table summarizes the activity related to the ACL for the twelve months ended December 31, 2023 under the CECL methodology.

($ in thousands) For the twelve months ended December 31, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,663	$230	$-	$-	$110	$2,003
Commercial real estate - owner occupied	1,696	54	-	-	202	1,952
Commercial real estate - nonowner occupied	4,584	1,015	-	-	119	5,718
Agricultural	611	(194)	-	-	23	440
Residential real estate	4,438	360	(53)	1	190	4,936
HELOC	547	(76)	-	-	39	510
Consumer	279	(17)	(65)	25	5	227
Total	$13,818	$1,372	$(118)	$26	$688	$15,786

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the ACL under the incurred loss methodology. The following table contains disclosures related to the ACL for the year ended December 31, 2022 under this methodology.

($ in thousands) For the twelve months ended December 31, 2022	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,890	$-	$-	$-	$(227)	$1,663
Commercial real estate - owner occupied	2,564	-	-	-	(868)	1,696
Commercial real estate - nonowner occupied	4,217	-	-	-	367	4,584
Agricultural	599	-	-	-	12	611
Residential real estate	3,515	-	-	-	923	4,438
HELOC	579	-	(34)	47	(45)	547
Consumer	441	-	-	-	(162)	279
Total	$13,805	$-	$(34)	$47	$-	$13,818

The following table presents gross chargeoffs for the year ended December 31, 2023 by loan category and origination year.

($ in thousands)	Term Loans by Year of Origination						Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total

Commercial & industrial	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied	-	-	-	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-	-	-
Residential real estate	-	-	32	21	-	-	-	53
Home equity line of credit (HELOC)	-	-	-	-	-	-	-	-
Consumer	-	12	8	11	-	-	34	65
	$-	$12	$40	$32	$-	$-	$34	$118

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

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2023.

($ in thousands)	Collateral Type			Allocated
December 31, 2023	Real Estate	Other	Total	Allowance

Commercial & industrial	$604	$-	$604	$97
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	284	-	284	40
Agricultural	-	-	-	-
Residential real estate	1,023	-	1,023	18
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$1,911	$-	$1,911	$155

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

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology under the incurred loss methodology as of December 31, 2022.

December 31, 2022	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance for loan losses:
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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators by year of origination as of December 31, 2023.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$17,239	$18,076	$19,143	$10,573	$7,449	$5,965	$45,831	$444	$124,720
Special Mention (5)	-	731	-	64	-	140	201	-	1,136
Substandard (6)	-	41	-	-	25	137	-	80	283
Doubtful (7)	195	-	226	-	1	100	50	5	577
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$17,434	$18,848	$19,369	$10,637	$7,475	$6,342	$46,082	$529	$126,716

Commercial real estate - owner occupied
Pass (1 - 4)	$29,253	$21,427	$26,808	$12,931	$12,881	$20,409	$112	$173	$123,994
Special Mention (5)	-	-	-	2,338	358	-	-	-	2,696
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	26	-	1	-	-	-	27
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$29,253	$21,427	$26,834	$15,269	$13,240	$20,409	$112	$173	$126,717

Commercial real estate - nonowner occupied
Pass (1 - 4)	$52,915	$67,285	$47,658	$46,364	$30,561	$47,895	$2,377	$-	$295,055
Special Mention (5)	-	-	-	-	838	1,134	-	-	1,972
Substandard (6)	-	-	-	-	-	154	18	-	172
Doubtful (7)	-	-	-	-	-	124	-	-	124
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$52,915	$67,285	$47,658	$46,364	$31,399	$49,307	$2,395	$-	$297,323

Agricultural
Pass (1 - 4)	$9,496	$16,131	$12,940	$3,029	$1,859	$9,801	$12,403	$-	$65,659
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$9,496	$16,131	$12,940	$3,029	$1,859	$9,801	$12,403	$-	$65,659

Residential real estate
Pass (1 - 4)	$53,013	$110,531	$85,075	$31,558	$10,425	$22,564	$1,816	$1,300	$316,282
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	361	54	485	920	-	-	1,820
Doubtful (7)	-	-	-	-	-	21	-	-	21
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$53,013	$110,531	$85,436	$31,612	$10,910	$23,505	$1,816	$1,300	$318,123

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$46	$18	$85	$94	$40,932	$6,492	$47,667
Special Mention (5)	-	-	-	-	-	59	20	99	178
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$46	$18	$85	$153	$40,952	$6,591	$47,845

Consumer
Pass (1 - 4)	$3,296	$5,142	$1,429	$740	$221	$128	$6,863	$-	$17,819
Special Mention (5)	-	-	-	1	-	-	-	-	1
Substandard (6)	-	9	-	-	-	-	-	-	9
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,296	$5,151	$1,429	$741	$221	$128	$6,863	$-	$17,829

Total Loans
Pass (1 - 4)	$165,212	$238,592	$193,099	$105,213	$63,481	$106,856	$110,334	$8,409	$991,196
Special Mention (5)	-	731	-	2,403	1,196	1,333	221	99	5,983
Substandard (6)	-	50	361	54	510	1,211	18	80	2,284
Doubtful (7)	195	-	252	-	2	245	50	5	749
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$165,407	$239,373	$193,712	$107,670	$65,189	$109,645	$110,623	$8,593	$1,000,212

The following table presents loan balances by credit quality indicators and loan categories as of December 31, 2022.

($ in thousands) December 31, 2022	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$127,727	$107,999	$296,611	$64,505	$288,028	$44,746	$19,915	$949,531
Special Mention (5)	394	2,930	4,899	-	-	-	-	8,223
Substandard (6)	158	-	160	-	3,316	310	29	3,973
Doubtful (7)	114	-	210	-	24	-	-	348
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$128,393	$110,929	$301,880	$64,505	$291,368	$45,056	$19,944	$962,075

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2023 and 2022:

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2023	Past Due	Past Due	Past Due	Due	Current	Total Loans
Commercial & industrial	$26	$-	$658	$684	$126,032	$126,716
Commercial real estate - owner occupied	-	-	-	-	126,717	126,717
Commercial real estate - nonowner occupied	-	-	29	29	297,294	297,323
Agricultural	-	-	-	-	65,659	65,659
Residential real estate	-	222	395	617	317,506	318,123
HELOC	-	8	67	75	47,770	47,845
Consumer	88	33	1	122	17,707	17,829
Total Loans	$114	$263	$1,150	$1,527	$998,685	$1,000,212

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2022	Past Due	Past Due	Past Due	Due	Current	Total Loans
Commercial & industrial	$23	$108	$114	$245	$128,148	$128,393
Commercial real estate - owner occupied	-	-	-	-	110,929	110,929
Commercial real estate - nonowner occupied	114	-	32	146	301,734	301,880
Agricultural	-	-	-	-	64,505	64,505
Residential real estate	98	411	1,287	1,796	289,572	291,368
HELOC	98	24	138	260	44,796	45,056
Consumer	61	26	22	109	19,835	19,944
Total Loans	$394	$569	$1,593	$2,556	$959,519	$962,075

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

The categories of nonaccrual loans as of December 31, 2023 and December 31, 2022 are presented in the following table.

	2023			2022
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans	Total nonaccrual loans
Commercial & industrial	$651	$97	$748	$114
Commercial real estate - owner occupied	26	-	26	-
Commercial real estate - nonowner occupied	141	-	141	210
Agricultural	-	-	-	-
Residential real estate	1,694	18	1,712	3,020
Home equity line of credit (HELOC)	180	-	180	310
Consumer	11	-	11	28
Total loans	$2,703	$115	$2,818	$3,682

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

The following table presents impaired loan activity for the twelve months ended December 31, 2022:

($ in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
Twelve Months Ended December 31, 2022	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	347	825	-	1,350	94
Agricultural	-	-	-	-	-
Residential real estate	1,491	1,558	-	1,793	65
HELOC	68	68		85	4
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	1,372	1,372	138	1,424	43
HELOC	46	46	2	51	2
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$204	$627	$-	$650	$34
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$347	$825	$-	$1,350	$94
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,863	$2,930	$138	$3,217	$108
HELOC	$114	$114	$2	$136	$6
Consumer	$-	$-	$-	$-	$-

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications provide the borrowers with short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this Note.

For the twelve months ended December 31, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of December 31, 2023.

Prior to the adoption of ASU 2022-02, the Company reported Troubled Debt Restructured loans (“TDRs”). TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. There were no new TDRs during the period ended December 31, 2022.

The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the twelve-month period ended December 31, 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The ACL for unfunded loan commitments is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the twelve months ended December 31, 2023 and 2022.

($ in thousands)	2023	2022
Balance, beginning of period	$-	$-
Adjustment for adoption of ASU 2016-13	1,149	-
Provision for unfunded commitments	(373)	-
Balance, end of period	$776	$-

Related Party Loans

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table at December 31:

($ in thousands)	2023	2022
Balance at beginning of period	$521	$521
Effect of change in compostioin of directors and executive officers	-	112
New Term Loans	-	-
Repayment of term loans	(144)	(53)
Changes in balances of revolving lines of credit	58	(59)
Balance at end of period	$435	$521

Note 5: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2023	2022
Land	$3,563	$3,563
Buildings and improvements	27,663	27,699
Equipment	15,842	14,315
Construction in process	167	879
	47,235	46,456
Less accumulated depreciation	(25,857)	(23,627)
Net premises and equipment	$21,378	$22,829

Note 6: Goodwill and Intangibles

The balance of goodwill was $23.2 million for the twelve months ended December 31, 2023 and December 31, 2022.

	2023	2022
($ in thousands)	Carrying Amount	Carrying Amount

Beginning balance	$23,239	$23,191
Measurement period adjustments	-	48
Ending balance	$23,239	$23,239

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Goodwill is tested on the last day of the last quarter of each calendar year. The Company performed a quantitative analysis of goodwill as of September 30, 2023, and determined that no impairment was required. At December 31, 2023, the Company determined that no events had occurred to change the assessment from the quantitative analysis and it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2023		2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Core deposits intangible	$660	$(236)	$660	$(170)
Customer relationship intangible	200	(200)	200	(176)
Banking intangibles	$860	$(436)	$860	$(346)

Amortization expense for intangibles for the years ended December 31, 2023 and 2022 was $0.09 million and $0.07 million, respectively. Estimated amortization expense for each of the following five years is immaterial.

Note 7: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.4 billion at both December 31, 2023 and 2022. Contractually specified servicing fees of approximately $3.4 million and $3.2 million were included in mortgage loan servicing fees in the consolidated income statement for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance at December 31:

($ in thousands)	2023	2022

Carrying amount, beginning of year	$13,503	$12,034
Mortgage servicing rights capitalized during the year	1,695	1,939
Mortgage servicing rights amortization during the year	(1,242)	(1,749)
Net change in valuation allowance	(50)	1,279
Carrying amount, end of year	$13,906	$13,503

Valuation allowance:
Beginning of year	$177	$1,456
Increase (reduction)	50	(1,279)
End of year	$227	$177

Fair value, beginning of period	$15,754	$12,629
Fair value, end of period	$17,125	$15,754

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized at December 31:

	2023		2022
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$68,381	$3,638	$66,477	$5,538
IRLCs	7,466	45	-	-
Forward contracts	-	-	5,500	26
Total contracts	$75,847	$3,683	$71,977	$5,564

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$68,381	$(3,638)	$66,477	$(5,538)
IRLCs	-	-	3,268	(20)
Forward contracts	10,750	(37)	-	-
Total contracts	$79,131	$(3,675)	$69,745	$(5,558)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the twelve months ended December 31, 2023 and 2022.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2023	2022
Interest rate swap contracts	Other income	$132	$19
IRLCs	Gain on sale of mortgage loans & OMSR	65	(42)
Forward contracts	Gain on sale of mortgage loans & OMSR	(63)	57

The following table shows the offsetting of financial assets and derivative assets at December 31, 2023 and 2022.

	Gross amounts of	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2023
Interest rate swaps	$3,957	$319	$3,638	$-	$2,900	$738

December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$4,480	$1,058

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2023 and 2022.

	Gross amounts of	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
December 31, 2023
Interest rate swaps	$3,957	$319	$3,638	$-	$-	$3,638

December 31, 2022
Interest rate swaps	$5,540	$2	$5,538	$-	$-	$5,538

Note 9: Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more totaled $54.1 million on December 31, 2023 and $23.4 million on December 31, 2022. There were no certificates of deposits from brokers as of December 31, 2023 and $7.0 million as of December 31, 2022.

At December 31, 2023, the scheduled maturities of time deposits were as follows:

($ in thousands)
2024	$197,374
2025	41,190
2026	14,459
2027	1,958
2028	528
Thereafter	-
Total	$255,509

Included in time deposits at December 31, 2023 and 2022 were $56.5 million and $58.0 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (“CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow their deposits to be placed with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

Deposits of directors and their associates, including deposits of companies for which directors are principal owners and executive officers, totaled $5.2 million and $7.0 million at December 31, 2023 and 2022, respectively.

Note 10: Short-Term Borrowings

($ in thousands)	2023	2022
Securities Sold Under Repurchase Agreements	$13,387	$14,923

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations were secured by agency securities of $4.5 million and $5.4 million as of December 31, 2023 and 2022, respectively, and mortgage-backed securities of $15.2 million and $12.4 million for 2023 and 2022, respectively. The collateral is held at the FHLB and has maturities from 2025 through 2051. At December 31, 2023, these repurchase agreements totaled $13.4 million. The maximum amount of outstanding agreements at any month end during 2023 and 2022 totaled $24.6 million and $30.9 million, respectively, and the monthly average of such agreements totaled $15.8 million and $20.3 million during 2023 and 2022, respectively. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) and the Bank Term Funding Program (“BTFP”) by pledging either securities or loans as collateral. As of December 31, 2023, there was $20.1 million of collateral pledged, but no borrowings drawn at either borrowing facilities.

At December 31, 2023 and 2022, the Company had $41.0 million in federal funds lines, of which none were drawn.

Note 11: Federal Home Loan Bank (FHLB) Advances

The FHLB advances were secured by $272.1 million in mortgage loans at December 31, 2023. Advances consisted of fixed and variable interest rates from 3.75 to 5.47 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at December 31, 2023, were:

($ in thousands)	Debt
2024	61,100
2026	5,000
2028	17,500
Total	$83,600

Note 12: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Group Benchmark Administration (“CME”) Term Secured Overnight Financing Rate (“SOFR”) as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the Consolidated Financial Statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of December 31, 2023 and 2022 was $10.3 million, with a maturity date of September 15, 2035.

Note 13: Subordinated Debt

On May 27, 2021, the Company entered into Subordinated Note Purchase Agreements with qualified institutional buyers and accredited investors pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 3.65% Fixed to Floating Rate Subordinated Notes due 2031 (the “Notes”). The Notes were sold by the Company in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.

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

Note 14: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
($ in thousands)	2023	2022
Taxes currently payable	$744	$86
Deferred provision	1,878	2,709
Income tax expense	$2,622	$2,795

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
($ in thousands)	2023	2022
Computed at the statutory rate (21%)	$3,091	$3,216
Increase (decrease) resulting from
Tax exempt interest	(117)	(111)
BOLI income	(187)	(106)
Sec. 831(b) election	(198)	(199)
Other	33	(5)
Actual tax expense	$2,622	$2,795

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	For The Year Ended December 31,
($ in thousands)	2023	2022
Deferred tax assets
Allowance for credit losses	$3,315	$2,902
Unrealized losses on available-for-sale securities	7,929	8,538
Capitalized research and development costs	90	117
Accrued bonus	124	142
Net operating loss	2,758	5,410
Other	819	854
	15,035	17,963
Deferred tax liabilities
Depreciation	(983)	(1,117)
Mortgage servicing rights	(2,920)	(2,836)
Purchase accounting adjustments	(1,488)	(1,598)
Prepaids	(475)	(527)
Net deferred loan costs	(93)	(93)
Section 475 MTM	(7,929)	(8,538)
FHLB stock dividends	(122)	(271)
	(14,010)	(14,980)
Net deferred tax asset	$1,025	$2,983

As of December 31, 2023 the Company had $13.1 million in net operating losses. No valuation allowance is recorded as these are expected to be fully utilized and have no expiration.

Note 15: Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents reclassifications out of unrealized gains and losses on available-for-sale securities net of income tax. There were no reclassifications for the years ending December 31, 2023 and 2022.

Note 16: Regulatory Matters

As of December 31, 2023, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2023 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting at the holding company level:

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Tier I Capital to average assets	$148,049	10.93%	$54,185	4.0%	$67,732	5.0%
Tier I Common equity capital to risk-weighted assets	$148,049	13.42%	$49,640	4.5%	$71,702	6.5%

Tier I Capital to risk-weighted assets	$148,049	13.42%	$66,186	6.0%	$88,249	8.0%
Total Risk-based capital to risk-weighted assets	$161,872	14.67%	$88,249	8.0%	$110,311	10.0%

As of December 31, 2022
Tier I Capital to average assets	$146,678	11.06%	$53,069	4.0%	$66,336	5.0%
Tier I Common equity capital to risk-weighted assets	$146,678	13.42%	$49,200	4.5%	$71,067	6.5%

Tier I Capital to risk-weighted assets	$146,678	13.42%	$65,600	6.0%	$87,466	8.0%
Total Risk-based capital to risk-weighted assets	$160,346	14.67%	$87,466	8.0%	$109,333	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50 percent at December 31, 2023 and the Company still would have met the minimum capital requirements when the capital buffer is considered. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes that State Bank met all capital adequacy requirements to which State Bank was subject as of December 31, 2023.

Note 17: Employee Benefits

The Company has a share-based incentive compensation plan that permits the grant of stock options, restricted stock and other share-based awards to employees, directors and advisory board members of the Company and its subsidiaries. In addition, the Company has instituted a long-term incentive program, with the objective of rewarding senior management through grants of restricted common shares of the Company (see Note 18 to the Consolidated Financial Statements).

The Company has a retirement savings 401(k) plan covering substantially all employees. The Company provides a safe harbor matching contribution equal to 100% of an employees’ salary deferral amounts up to 4% of the employees’ eligible compensation. Employees are immediately vested in their voluntary contributions and in any Company safe harbor matching contributions. Any discretionary contribution made by the Company is fully vested after three years of credited service. Employer contributions charged to expense for 2023 and 2022 were $0.6 million and $0.7 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.2 million and $0.2 million for 2023 and 2022, respectively.

Additional life insurance is provided to certain officers through bank-owned life insurance (“BOLI”) policies. By way of a separate split-dollar agreement, each policy’s interests are divided between the Company and the insured’s beneficiary. The Company owns the policy’s cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. In May 2022, an additional $10.5 million in BOLI policies were purchased. The cash surrender value of all life insurance policies totaled $29.1 million and $28.9 million at December 31, 2023 and 2022, respectively.

The Company has a noncontributory employee stock ownership plan (“ESOP”) covering substantially all employees of the Company and its subsidiaries. Voluntary contributions are made by the Company to the plan. Each eligible employee is vested based upon years of service, including prior years of service. The Company’s contributions to the account of each employee become fully vested after three years of service. Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2023 and 2022, were 328,187 and 370,876, respectively.

Dividends on allocated shares in the ESOP are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2023 and 2022 was $0.1 million and $0.0 million, respectively.

Note 18: Share-Based Compensation Plan

In April 2017, the shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”). This plan permits the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights (“SAR’s”), restricted stock, and restricted stock units (“RSU’s”) for up to 500,000 common shares of the Company.

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

Option awards are granted with an exercise price equal to the market price of the Company’s common shares at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in 2023 or 2022. There were no stock options outstanding, and no compensation expense charged against income with respect to option awards under the Plan, as of December 31, 2023 or 2022.

As of December 31, 2023, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2017 Plan.

Pursuant to the Long Term Incentive (“LTI”) Plan, the Company awards restricted common shares of the Company to certain key executives under the 2017 Plan. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2023 and 2022, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the LTI Plan was $0.6 million and $0.6 million for 2023 and 2022, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.1 million for 2023 and 2022, respectively.

A summary of restricted stock activity under the Company’s LTI Plan as of December 31, 2023 and changes during the year ended is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2023	52,919	$19.23
Granted	28,664	16.53
Vested	(31,810)	17.96
Forfeited	(807)	18.27
Nonvested, December 31, 2023	48,966	$18.49

As of December 31, 2023, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.62 years.

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

Available-for-sale securities

The fair value of available-for-sale securities are determined by various valuation methodologies. Level 2 securities include obligations of U.S. government agencies, mortgage-backed securities, obligations of political and state subdivisions, and corporate securities. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2023 and 2022:

($ in thousands)	Fair value at December 31, 2023	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,517	$-	$6,517	$-
Mortgage-backed securities	188,867	-	188,867	-
State and political subdivisions	9,898	-	9,898	-
Other corporate securities	14,426	-	14,426	-
Interest rate contracts - assets	3,638	-	3,638	-
Interest rate contracts - liabilities	(3,638)	-	(3,638)	-
Forward contracts	(37)	(37)	-	-
IRLCs	45	-	-	45

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,764	$-	$6,764	$-
Mortgage-backed securities	205,835	-	205,835	-
State and political subdivisions	11,103	-	11,103	-
Other corporate securities	15,078	-	15,078	-
Interest rate contracts - assets	5,538	-	5,538	-
Interest rate contracts - liabilities	(5,538)	-	(5,538)	-
Forward contracts	26	26	-	-
IRLCs	(20)	-	-	(20)

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the years ended December 31, 2023 and 2022.

	for the Twelve Months Ended December 31,
($ in thousands)	2023	2022
Interest rate lock commitments
Balance at beginning of period	$(20)	$22
Change in fair value	65	(42)
Balance at end of period	$45	$(20)

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually Evaluated Loans, Net of ACL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for collateral dependency. The estimated fair value of collateral-dependent loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral from a list of preapproved appraisers, which are reviewed for accuracy and consistency by the Company. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at December 31, 2023 and 2022.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2023 and 2022:

($ in thousands)	Fair value at December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$864	$-	$-	$864
Mortgage servicing rights	1,896	-	-	1,896

($ in thousands)	Fair value at December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$1,028	$-	$-	$1,028
Mortgage servicing rights	1,448	-	-	1,448

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2023 and 2022:

($ in thousands)	Fair value at December 31, 2023	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent individually evaluated loans	$864	Market comparable properties	Comparability adjustments (%)	2 - 100% (25%)
Mortgage servicing rights	1,896	Discounted cash flow	Discount rate	11.01%
			Constant prepayment rate	7.16%
			P&I earnings credit	5.33%
			T&I earnings credit	5.13%
			Inflation for cost of servicing	3.50%

IRLCs	45	Discounted cash flow	Loan closing rates	27% - 91%

($ in thousands)	Fair value at December 31, 2022	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent impaired loans	$1,028	Market comparable properties	Comparability adjustments (%)	8 - 21% (12%)
Mortgage servicing rights	1,448	Discounted cash flow	Discount rate	11.39%
			Constant prepayment rate	7.52%
			P&I earnings credit	4.35%
			T&I earnings credit	4.58%
			Inflation for cost of servicing	3.50%

IRLCs	(20)	Discounted cash flow	Loan closing rates	41% - 99%

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

Cash and Due From Banks, Interest Bearing Time Deposits, FRB and FHLB Stock and Interest Receivable and Payable

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

Deposits, Repurchase Agreements & FHLB Advances

Deposits include demand deposits, savings accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate the Company could pay on similar instruments with similar terms and maturities at December 31, 2023 and 2022.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2023 and 2022 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31,2023	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$22,965	$22,965	$22,965	$-	$-
Interest bearing time deposits	1,535	1,535	-	1,535	-
Loans held for sale	2,525	2,565	-	2,565	-
Loans, net of allowance for credit losses	984,426	964,216	-	-	964,216
Federal Reserve and FHLB Bank stock, at cost	7,279	7,279	-	7,279	-
Interest receivable	4,657	4,657	-	4,657	-

Financial liabilities
Deposits	$1,070,205	$1,078,028	$814,696	$263,332	$-
Short-term borrowings	13,387	13,387	-	13,387	-
FHLB advances	83,600	83,368	-	83,368	-
Trust preferred securities	10,310	9,759	-	9,759	-
Subordinated debt, net of issuance costs	19,642	19,435	-	19,435	-
Interest payable	2,443	2,443	-	2,443	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2022	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,817	$27,817	$27,817	$-	$-
Interest bearing time deposits	2,131	2,131	-	2,131	-
Loans held for sale	2,073	2,100	-	2,100	-
Loans, net of allowance for loan losses	948,257	945,699	-	-	945,699
Federal Reserve and FHLB Bank stock, at cost	6,326	6,326	-	6,326	-
Interest receivable	4,091	4,091	-	4,091	-

Financial liabilities
Deposits	$1,086,665	$1,090,718	$895,785	$194,933	$-
Short-term borrowings	14,923	14,923	-	14,923	-
FHLB advances	60,000	59,886	-	59,886	-
Trust preferred securities	10,310	9,674	-	9,674	-
Subordinated debt, net of issuance costs	19,594	18,959	-	18,959	-
Interest payable	769	769	-	769	-

Note 20: Parent Company Financial Information

Presented below is condensed financial information of the parent company only:

Condensed Balance Sheets

($ in thousands)	2023	2022
Assets
Cash & cash equivalents	$6,468	$4,655
Investment in banking subsidiaries	139,502	135,923
Investment in nonbanking subsidiaries	6,279	6,587
Other assets	2,726	2,076

Total assets	$154,975	$149,241
Liabilities
Trust preferred securities	$10,000	$10,000
Sub debt net of issuance cost	19,642	19,594
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	681	909

Total liabilities	30,633	30,813

Shareholders’ equity	124,342	118,428

Total liabilities and shareholders’ equity	$154,975	$149,241

Condensed Statements of Income

($ in thousands)	2023	2022
Dividends from subsidiaries:
Banking subsidiaries	$10,000	$-
Nonbanking subsidiaries	700	750
Total income	10,700	750
Expenses
Interest expense	1,494	1,139
Other expense	1,616	1,747
Total expenses	3,110	2,886
Income before income tax	7,590	(2,136)
Income tax benefit	(652)	(613)
Income (loss) before equity in undistributed income of subsidiaries	8,242	(1,523)
Equity in undistributed income of subsidiaries
Banking subsidiaries	3,290	13,426
Nonbanking subsidiaries	563	618
Total	3,853	14,044
Net income	$12,095	$12,521

Condensed Statements of Comprehensive Income (Loss)

($ in thousands)	2023	2022

Net income	$12,095	$12,521
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	2,897	(38,323)
Related tax (expense) benefit	(608)	8,048
Net effect on other comprehensive income (loss)	2,289	(30,275)
Total comprehensive income (loss)	$14,384	$(17,754)

Condensed Statements of Cash Flows

($ in thousands)	2023	2022
Operating activities
Net income	$12,095	$12,521
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(3,853)	(14,044)
Stock compensation expense	576	568
Other assets	230	973
Other liabilities	(228)	(502)
Net cash provided by (used in) operating activities	8,820	(484)

Financing activities
Dividends on common shares	(3,584)	(3,407)
Stock dividends on common shares	-	(8)
Repurchase of common shares	(3,471)	(5,900)
Other financing activities	48	48
Net cash used in financing activities	(7,007)	(9,267)

Net change in cash and cash equivalents	1,813	(9,751)
Cash and cash equivalents at beginning of year	4,655	14,406
Cash and cash equivalents at end of year	$6,468	$4,655

Note 21: Quarterly Financial Information (unaudited)

Quarterly Financial Information (unaudited)

Years ended December 31,

($ in thousands, except per share data)

2023	December	September	June	March
Interest income	$15,126	$14,796	$14,406	$13,824
Interest expense	5,542	5,260	4,577	3,500
Net interest income	9,584	9,536	9,829	10,324
Provision for loan losses	(74)	(6)	145	250
Noninterest income	5,531	4,163	4,361	3,666
Noninterest expense	10,369	10,481	10,339	10,773
Income tax expense	937	537	631	517
Net income	$3,883	$2,687	$3,075	$2,450

Basic earnings per common share	$0.58	$0.39	$0.45	$0.35
Diluted earnings per common share	$0.56	$0.39	$0.45	$0.35
Dividends per share	$0.135	$0.130	$0.130	$0.125

2022	December	September	June	March
Interest income	$12,936	$11,764	$10,474	$9,395
Interest expense	2,037	1,334	881	918
Net interest income	10,899	10,430	9,593	8,477
Provision for loan losses	-	-	-	-
Noninterest income	3,713	4,043	4,673	5,802
Noninterest expense	10,268	10,385	10,802	10,859
Income tax expense	812	746	630	607
Net income	$3,532	$3,342	$2,834	$2,813

Basic earnings per common share	$0.51	$0.48	$0.40	$0.40
Diluted earnings per common share	$0.50	$0.47	$0.40	$0.40
Dividends per share	$0.125	$0.120	$0.120	$0.115

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Topic 326: Financial Instruments – Credit Losses. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Credit Losses

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Topic 326: Financial Instruments – Credit Losses. The Company’s loan portfolio totaled $1.0 billion as of December 31, 2023, and the associated allowance for credit losses (“ACL”) on loans was $15.8 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools.

We have identified the ACL, and more specifically the qualitative adjustments applied in the ACL, as a critical audit matter. The principal consideration for our determination is the high degree of judgment and subjectivity in auditing the assumptions utilized by management in calculating the qualitative reserve component. This required a high degree of judgement due to the nature and extent of audit evidence and effort required to address this matter.

The primary procedures we performed related to this critical audit matter included:

●	Obtained an understanding of the Company’s process and internal controls for establishing the ACL, including the selection, application and related adjustments of the qualitative factor components of the ACL.

●	Evaluated the relevancy and reliability of the underlying data used to derive the qualitative factors, including comparison to internal, external and/or peer data to ensure movement in a directionally consistent manner.

●	Assessed the appropriateness and reasonableness of the qualitative factor adjustments, including evaluating management’s judgments as to which factors and relevant assessed risks impacted the qualitative adjustments for each loan pool.

●	Evaluated the reasonableness of the assumptions utilized by management in calculating the qualitative reserve component.

●	Tested the accuracy of the mathematical application of the qualitative factors to adjust the historical loss experience.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2002.

Indianapolis, Indiana

March 8, 2024

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

With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December, 31, 2023, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a)	None.

(b)	During the quarter ended December 31, 2023, no director or 16 officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 19, 2024 (the “2024 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2024 Annual Meeting (the “2024 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Information about our Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2024 Proxy Statement under the caption “SECTION 16(a) REPORTS.”

Committee Charters and Code of Conduct and Ethics

The Company’s Board of Directors has adopted charters for each of the Audit and Risk Management Committee, the Compensation Committee and the Governance and Nominating Committee. Copies of these charters are available on the Company’s Internet website at www.YourSBFinancial.com by first clicking “Corporate Overview” and then “Governance Documents”. The Company has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of the Code of Conduct and Ethics is available on the Company’s Internet website at www.YourSBFinancial.com by first clicking “Corporate Overview” and then “Governance Documents”. Interested persons may also obtain copies of the Code of Conduct and Ethics, the Audit and Risk Management Committee charter, the Compensation Committee charter and the Governance and Nominating Committee charter, without charge, by writing to SB Financial Group, Inc., Attn: Keeta J. Diller, 401 Clinton Street, Defiance, OH 43512.

Audit and Risk Management Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit & Risk Management Committee” in the Company’s 2024 Proxy Statement.

Nominating Committee

The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors are described under the caption “CORPORATE GOVERNANCE – Nominations of Directors” in the Company’s 2024 Proxy Statement. The procedures by which shareholders of the Company many recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders held on April 20, 2023.

Item 11. Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2024 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “EQUITY INCENTIVE PLAN INFORMATION”, “DIRECTOR COMPENSATION”, and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2024 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”) was approved by the shareholders of the Company at the 2017 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2023, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Equity compensation plans approved by security holders
($ in thousands, except per share data)		2017 Plan

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	-

b)	Weighted-average exercise price of outstanding options, warrants and rights	$-

c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	343,179

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2024 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2024 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2024 Proxy Statement under the caption “AUDIT & RISK MANAGEMENT COMMITTEE DISCLOSURE”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Consolidated Balance Sheets as of December 31, 2023 and 2022

●	Consolidated Statements of Income for the Years ended December 31, 2023 and 2022

●	Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2023 and 2022

●	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2023 and 2022

●	Consolidated Statements of Cash Flows for Years ended December 31, 2023 and 2022

●	Notes to Consolidated Financial Statements

●	Report of Independent Registered Public Accounting Firm (FORVIS, LLP)

(a)(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

(c) Financial Statement Schedules

None.

Item 16. Form 10-K Summary.

Not Applicable.

Exhibits

Exhibit No.	Description	Location

3.1	Amended Articles of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 31-36785).
3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785).
3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507).
3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507).
3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507).
3.7	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507).
3.8	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 31-36785).
3.9	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
3.10	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
4.1	Form of 3.65% Fixed-to-Floating Rate Subordinated Note due 2031	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).

Exhibit No.	Description	Location

4.2	Form of Subordinated Note Purchase Agreement by and between the Company and the several Purchasers	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).
4.3	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.4	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.5	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.6	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.
4.7	Description of Common Shares of the Company	Incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).
10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.3*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.4*	Amended and Restated Employment Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).
10.5*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

Exhibit No.	Description	Location

10.6*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.7*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and David A. Homoelle	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

10.8*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.9*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.10*	Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and David A. Homoelle	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

10.11*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Mark A. Klein	Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.12*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.13*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and David A. Homoelle	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

10.14*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507).

10.15*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507).

10.16*	SB Financial Group 2017 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

Exhibit No.	Description	Location

10.17*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2017 Stock Incentive Plan	Filed herewith.

13	2023 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of FORVIS, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

97	Clawback Policy	Filed herewith.

101	The following materials from SB Financial Group Inc.’s 2023 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in XBRL (extensible business reporting language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) the Consolidated Statements of Income for the years ended December 31, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

	By:	/s/ Anthony V. Cosentino
Date: March 8, 2024		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Company”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2023, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 8, 2024	Chairman, President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 8, 2024	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ George W. Carter	March 8, 2024	Director
George W. Carter

/s/ Gaylyn J. Finn	March 8, 2024	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 8, 2024	Director
Richard L. Hardgrove

/s/ Tom R. Helberg	March 8, 2024	Director
Tom R. Helberg

/s/ Rita A. Kissner	March 8, 2024	Director
Rita A. Kissner

/s/ Mark A. Klein	March 8, 2024	Director
Mark A. Klein

/s/ William G. Martin	March 8, 2024	Director
William G. Martin

/s/ Timothy J. Stolly	March 8, 2024	Director
Timothy J. Stolly

/s/ Timothy L. Claxton	March 8, 2024	Director
Timothy L. Claxton

Date: March 8, 2024

Officers List

SB Financial Group, Inc.	NICHOLE T. WICHMAN	STEFAN R. HARTMAN
	Senior Vice President	Senior Vice President
MARK A. KLEIN	Chief Marketing Officer	Fort Wayne Market Executive
Chairman, President and
Chief Executive Officer	MICHAEL R. DULLE	TYSON R. MOSS
	Vice President	Senior Vice President
ANTHONY V. COSENTINO	Corporate HR Strategic Manager	Fulton/Williams County
Executive Vice President		Market Executive
Chief Financial Officer	RONDA M. HERKO
	Vice President	CHRISTOPHER A. WEBB
KEETA J. DILLER	Human Resources Manager	Senior Vice President
Executive Vice President		Findlay Market Executive
Corporate Secretary	RONALD E. SPANGLER
	Vice President	Commercial Banking
The State Bank and Trust Company	Loan Review Officer
PAUL C. ERWIN
Administration	BLAKE A. WILLIAMS	Senior Vice President
	Vice President	Commercial Services Officer III
MARK A. KLEIN	Corporate Sales Champion
Chairman, President and		TIMOTHY P. MOSER
Chief Executive Officer	THERESA M. GINEMAN	Senior Vice President
	Assistant Vice President	Ag Lending Manager
ANTHONY V. COSENTINO	Loan Review Officer
Executive Vice President		ROLLAND C. (COREY) DEMING
Chief Financial Officer	SEAN M. GORMAN	Vice President
	Assistant Vice President	Commercial Services Officer III
KEETA J. DILLER	Asset Liability Manager
Executive Vice President		ROBERT D. EGGLETON
Chief Operations Officer	DAWN M. HUTCHESON	Vice President
	Assistant Vice President	Commercial Services Officer III
ERNESTO GAYTAN	Accountant III
Executive Vice President		ANDREW J. KIESS
Chief Technology Innovation Officer	CODI L. KING	Vice President
	Assistant Vice President	Commercial Services Officer I
STEVEN A. WALZ	Risk Management Specialist, BSA Officer
Executive Vice President		SHAUN N. MACK
Chief Lending Officer	CATHERINE E. PERRY	Vice President
	Assistant Vice President	Commercial Services Officer I
CAROL M. ROBBINS	Quality Control Manager
Senior Vice President		STEPHANIE L. PARIS
Controller	SARAH S. MEKUS	Vice President
	Officer, Executive Assistant	Commercial Services Officer I
DAVID A. HOMOELLE	Corporate Secretary
Senior Vice President		JACOB M. SCHUMM
Residential Real Estate Executive	Regional Executives	Vice President
Commercial Services Officer III
JENNIFER A. SWIECH	MARK D. CASSIN
Senior Vice President	Senior Vice President
Chief Risk Officer, Director of Legal	Bowling Green & Toledo Market Executive

ABAGALE M. WATERS	ANDREW S. FARLEY
Senior Vice President	Senior Vice President
Director of Human Resources	Lima Market Executive

Credit Administration	AMANDA D. VOGELSONG	ROBERT W. WARNER
	Assistant Vice President	Vice President
MICHAEL D. EBBESKOTTE	Process Engineer - Deposits	Outside Mortgage Sales Loan Originator
Senior Vice President
Credit Administration Manager	SUSAN A. LONG	JACQUELON C. WILSON
	Officer	Vice President
AMY M. HOFFMAN	Quality Control Analyst - Deposits	Community Development Mortgage
Senior Vice President		Loan Originator
Chief Credit Officer	Mortgage Lending
RHONDA S. CLARK
ERICA R. BARE	RICHARD A. SMITH	Assistant Vice President
Vice President	Senior Vice President	Outside Mortgage Sales Loan Originator
Senior Credit Analyst	Residential Real Estate Sales
	Manager - Indianapolis Region	PARKER H. EVANS
ANDREW M. RICKENBERG		Assistant Vice President
Vice President	STEVEN J. WATSON	Secondary Market Manager
Collections and Resource Recovery	Senior Vice President
Administrator	Residential Real Estate Sales	ADRIANNE M. FLEEMAN
	Manager - Columbus, Defiance, Findlay	Assistant Vice President
RONALD J. SWISHER		Senior RRE Underwriter
Officer	DENISE S. DAVENPORT
Commercial Credit Analyst	Vice President	RYAN G. SIBLEY
	Outside Mortgage Sales Loan Originator	Assistant Vice President
Information Technology and		Outside Mortgage Sales Loan Originator
Operations	KIMBERLY W. DONOVAN
	Vice President	TAMARA D. TRENKAMP
MELINDA L. CLINE	Senior RRE Underwriter	Assistant Vice President
Senior Vice President		Community Development Mortgage
Director of Lending Operations	SUSAN A. ERHART	Loan Originator
Vice President
KATIE S. CLEMENS	Senior RRE Underwriter	ZACHARY M. WILLIAMS
Assistant Vice President		Assistant Vice President
Deposit Operations Manager	JOYCE A. FERGUSON	Community Development Officer
	Vice President	Outside Mortgage Sales Loan Originator
ANN M. FISHPAW	Outside Mortgage Sales Loan Originator
Assistant Vice President
Deposit Services Supervisor	ANDREW C. PATTON
Vice President
TADD J. BROOKET	Residential Construction Manager
Senior Vice President
Director of IT Infrastructure	JARED M. PEREZ
Vice President
JEREMY M. DOTSON	Outside Mortgage Sales Loan Originator
Vice President
Cybersecurity & IT Governance Leader	SUZANNE M. REICHARD
Vice President
GARY A. SAXMAN	Outside Mortgage Sales Loan Originator
Vice President
Data Processing Engineer	BRIAN E. SMITH
Vice President
STEVEN E. STRUBLE	Encompass Administrator
Vice President
IT Leader, Fiserv Platform	KAREN A. VARNER
Vice President
JEFF A. EITZMAN	Outside Mortgage Sales Loan Originator
Assistant Vice President
Systems Administrator- Operations

Private Banking	SBA/ Small Business Lending	KATIE N. CLEMENTZ
Vice President
RACHEL R. COPELAND	BRANDON S. GERKEN	Trust Operations Services Manager
Vice President	Senior Vice President
PCG Private Banker	SBA/Small Business	MARK G. FROELICH
	Lending Manager	Vice President
KASEY A. SCHWARTZ		Wealth Management Advisor
Vice President	KYLE A. FRISCH
Director of Private Banking	Assistant Vice President	CORINA KEMPE
	Small Business Lender	Vice President
SUSAN F. WEST		WM Advisor/Director of Brokerage Services
Vice President	Treasury Management
PCG Private Banker		MAUREEN G. KILLION
	CLINTON B. BEASLEY	Officer
BRIANNE M. FROBOSE	Vice President	Operations Manager, Brokerage
Assistant Vice President	Treasury Management Officer
PCG Private Banker		SBFG Title, LLC
SEAN L. LAFONTAINE
JASON S. MAY	Vice President	DAWN E. VAN HORN
Assistant Vice President	Director of Treasury Management	Senior Vice President
PCG Private Banker		Regional Licensed Title Manager
BROOKE C. FRAZEE
Retail Banking	Assistant Vice President	LORI L. LAPE
	Treasury Management Officer	Assistant Vice President
NANCY E. RANKIN		Licensed Title Manager
Vice President	Wealth Management
Head of Retail Banking
DAVID A. BELL
JESSICA D. BABCOCK	Executive Vice President
Assistant Vice President	Retirement Services Manager
Banking Center Sales Manager II
KELLY W. CLEVELAND
ANDREA P. JELLISON	Senior Vice President
Assistant Vice President	Chief Investment Officer
Community Sales & Lending Manager
JENNIFER L. MASON
JAMES R. STATES	Senior Vice President
Assistant Vice President	Chief Walth Management Officer
Banking Center Sales Manager