Form 10-Q
period 2024-03-31
SB FINANCIAL GROUP, INC.
filed 2024-05-09
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

Commission file number 1-36785

SB FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Clinton Street, Defiance, Ohio 43512
(Address of principal executive offices)
(Zip Code)

(419) 783-8950
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,763,697 Outstanding at May 9, 2024	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	March 2024 (unaudited)	December 2023
Assets
Cash and due from banks	$26,602	$22,965
Interest bearing time deposits	2,417	1,535
Available-for-sale securities	213,239	219,708
Loans held for sale	4,730	2,525
Loans, net of unearned income	991,552	1,000,212
Allowance for credit losses	(15,643)	(15,786)
Premises and equipment, net	20,985	21,378
Federal Reserve and Federal Home Loan Bank Stock, at cost	6,512	7,279
Foreclosed assets and other assets held for sale, net	510	511
Interest receivable	4,584	4,657
Goodwill	23,239	23,239
Cash value of life insurance	30,103	29,121
Mortgage servicing rights	14,191	13,906
Other assets	12,991	11,999
Total assets	$1,336,012	$1,343,249

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$219,395	$228,713
Interest bearing demand	169,171	166,413
Savings	244,157	216,965
Money market	221,362	202,605
Time deposits	258,257	255,509
Total deposits	1,112,342	1,070,205

Repurchase agreements	12,916	13,387
Federal Home Loan Bank advances	35,000	83,600
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,654	19,642
Interest payable	2,772	2,443
Other liabilities	19,295	19,320
Total liabilities	1,212,289	1,218,907

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2024 - 0 shares outstanding, 2023 - 0 shares outstanding	-	-
Common stock, no par value; 2024 - 10,500,000 shares authorized, 8,525,375 shares issued; 2023 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	14,978	15,124
Retained earnings	109,937	108,486
Accumulated other comprehensive loss	(31,547)	(29,831)
Treasury stock, at cost; (2024 - 1,756,769 common shares; 2023 - 1,756,733 common shares)	(30,964)	(30,756)
Total shareholders’ equity	123,723	124,342
Total liabilities and shareholders’ equity	$1,336,012	$1,343,249

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

($ in thousands, except per share data)	Three Months Ended March 31,
	2024	2023
Interest Income
Loans
Taxable	$13,547	$12,126
Tax exempt	123	116
Securities
Taxable	1,274	1,350
Tax exempt	37	47
Other interest income	319	185
Total interest income	15,300	13,824

Interest Expense
Deposits	5,090	2,578
Repurchase agreements & other	34	10
Federal Home Loan Bank advance expense	613	553
Trust preferred securities expense	188	164
Subordinated debt expense	195	195
Total interest expense	6,120	3,500

Net Interest Income	9,180	10,324

Provision for credit losses - loans	(86)	313
Provision for unfunded commitments	86	(63)
Total provision for credit losses	-	250

Net interest income after provision for credit losses	9,180	10,074

Noninterest Income
Wealth management fees	865	917
Customer service fees	880	825
Gain on sale of mortgage loans & OMSR	781	599
Mortgage loan servicing fees, net	763	608
Gain on sale of non-mortgage loans	10	24
Title insurance income	266	373
Other income	386	320
Total noninterest income	3,951	3,666

Noninterest Expense
Salaries and employee benefits	5,352	5,913
Net occupancy expense	769	784
Equipment expense	1,077	981
Data processing fees	769	646
Professional fees	758	863
Marketing expense	197	198
Telephone and communications	105	121
Postage and delivery expense	97	87
State, local and other taxes	245	228
Employee expense	178	188
Other expense	735	764
Total noninterest expense	10,282	10,773

Income before income tax	2,849	2,967

Provision for income taxes	481	517

Net Income	$2,368	$2,450

Basic earnings per common share	$0.35	$0.35

Diluted earnings per common share	$0.35	$0.35

Average common shares outstanding (in thousands):
Basic:	6,715	6,933
Diluted:	6,723	7,008

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
($ in thousands)	2024	2023

Net income	$2,368	$2,450
Other comprehensive gain (loss)
Available for sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(2,172)	3,100
Related tax benefit (provision)	456	(651)
Net effect on other comprehensive (loss) gain	(1,716)	2,449
Total comprehensive income	$652	$4,899

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2024	$61,319	$15,124	$108,486	$(29,831)	$(30,756)	$124,342
Net income			2,368			2,368
Other comprehensive income				(1,716)		(1,716)
Cash dividends on common, $0.135 per share			(917)			(917)
Restricted stock vesting		(313)			313	-
Repurchased stock (30,048 shares)					(521)	(521)
Stock based compensation expense		167				167
Balance, March 31, 2024	$61,319	$14,978	$109,937	$(31,547)	$(30,964)	$123,723

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2023	$61,319	$15,087	$101,966	$(32,120)	$(27,824)	$118,428
Net income			2,450			2,450
Other comprehensive income				2,449		2,449
Adoption of ASU 2016-13			(1,991)			(1,991)
Cash dividends on common, $0.125 per share			(877)			(877)
Restricted stock vesting		(299)			299	-
Repurchased stock (55,800 shares)					(865)	(865)
Stock based compensation expense		165				165
Balance, March 31, 2023	$61,319	$14,953	$101,548	$(29,671)	$(28,390)	$119,759

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)	Three Months Ended March 31,
	2024	2023
Operating Activities
Net Income	$2,368	$2,450
Items not requiring (providing) cash
Depreciation and amortization	552	546
Provision for credit losses	-	250
Expense of share-based compensation plan	167	165
Amortization of premiums and discounts on securities	126	139
Amortization of intangible assets	17	21
Amortization of originated mortgage servicing rights	273	291
Recovery of mortgage servicing rights	(181)	(56)
Proceeds from sale of loans held for sale	36,623	25,803
Originations of loans held for sale	(38,414)	(28,980)
Gain from sale of loans	(791)	(623)
Changes in
Interest receivable	73	165
Other assets	(723)	1,510
Interest payable & other liabilities	218	(5,822)
Net cash provided by (used in) operating activities	308	(4,141)

Investing Activities
Purchases of available-for-sale securities	-	(723)
Proceeds from maturities of interest bearing time deposits	(882)	751
Proceeds from maturities of available-for-sale securities	4,171	4,857
Net change in loans	8,603	(14,298)
Purchase of premises, equipment	(159)	(338)
Proceeds from bank owned life insurance	-	-
Purchase of bank owned life insurance	(800)	-
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(275)	(607)
Proceeds from sale of Federal Home Loan Bank Stock	1,042	879
Proceeds from sale of foreclosed assets	1	116
Net cash provided by (used in) investing activities	11,701	(9,363)

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking & savings accounts	44,885	(19,936)
Net (decrease) increase in time deposits	(2,748)	43,415
Net increase in securities sold under agreements to repurchase	(471)	1,075
Proceeds from Federal Home Loan Bank advances	110,500	170,500
Repayment of Federal Home Loan Bank advances	(159,100)	(186,000)
Stock repurchase plan	(521)	(865)
Cash dividends on common shares	(917)	(877)
Net cash (used in) provided by financing activities	(8,372)	7,312

Increase (decrease) in cash and cash equivalents	3,637	(6,192)

Cash and cash equivalents, beginning of period	22,965	27,817

Cash and cash equivalents, end of period	$26,602	$21,625

Supplemental cash flow information
Interest paid	$5,791	$2,828

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2024, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2023, has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Adoption of New Accounting Standards:

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

ASU No. 2023-02: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASU 2023-02).

This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization if certain conditions are met. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The Company adopted the standard on January 1, 2024. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards not yet adopted:

ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to effective tax rate reconciliation and information related to income taxes paid, among certain other amendments to improve the effectiveness of such disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding during the periods presented. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the table below. There were no anti-dilutive shares in 2024 or 2023. Participating securities in the table reflect nonvested restricted shares that participate in dividends declared and paid by the Company on its common shares prior to vesting of the restricted shares.

	Three Months Ended March 31,
($ and outstanding shares in thousands - except per share data)	2024	2023

Distributed earnings allocated to common shares	$917	$876
Undistributed earnings allocated to common shares	1,443	1,567

Net earnings allocated to common shares	2,360	2,443
Net earnings allocated to participating securities	8	7
Net Income allocated to common shares and participating securities	$2,368	$2,450

Weighted average shares outstanding for basic earnings per share	6,715	6,933
Dilutive effect of stock compensation	8	75
Weighted average shares outstanding for diluted earnings per share	6,723	7,008

Basic earnings per common share	$0.35	$0.35

Diluted earnings per common share	$0.35	$0.35

Note 3 – AVAILABLE-FOR-SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2024, and December 31, 2023, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2024
U.S. Treasury and Government agencies	$7,238	$-	$(813)	$6,425
Mortgage-backed securities	217,543	3	(34,994)	182,552
State and political subdivisions	11,191	3	(1,433)	9,761
Other corporate securities	17,200	-	(2,699)	14,501

Totals	$253,172	$6	$(39,939)	$213,239

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2023
U.S. Treasury and Government agencies	$7,339	$1	$(823)	$6,517
Mortgage-backed securities	221,717	3	(32,853)	188,867
State and political subdivisions	11,212	8	(1,322)	9,898
Other corporate securities	17,200	-	(2,774)	14,426

Totals	$257,468	$12	$(37,772)	$219,708

The amortized cost and fair value of securities available-for-sale at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,016	$1,002
Due after one year through five years	1,603	1,537
Due after five years through ten years	24,474	20,895
Due after ten years	8,536	7,253
	35,629	30,687
Mortgage-backed securities	217,543	182,552

Totals	$253,172	$213,239

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $111.9 million at March 31, 2024 and $53.9 million at December 31, 2023. The fair value of securities delivered for repurchase agreements was $18.9 million at March 31, 2024, and $17.8 million at December 31, 2023.

There were no realized gains or losses from sales of available-for-sale securities for the three months ended March 31, 2024, or March 31, 2023.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $212.2 million at March 31, 2024, and $217.0 million at December 31, 2023, which consisted of 142 securities, or 99 percent, and 139 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024, and December 31, 2023, are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$6,423	$(813)	$6,423	$(813)
Mortgage-backed securities	-	-	182,208	(34,994)	182,208	(34,994)
State and political subdivisions	625	(5)	8,417	(1,428)	9,042	(1,433)
Other corporate securities	423	(78)	14,078	(2,621)	14,501	(2,699)

Totals	$1,048	$(83)	$211,126	$(39,856)	$212,174	$(39,939)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$6,022	$(823)	$6,022	$(823)
Mortgage-backed securities	-	-	188,508	(32,853)	188,508	(32,853)
State and political subdivisions	-	-	8,541	(1,322)	8,541	(1,322)
Other corporate securities	-	-	13,926	(2,774)	13,926	(2,774)

Totals	$-	$-	$216,997	$(37,772)	$216,997	$(37,772)

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

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At March 31, 2024 and December 31, 2023, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $0.7 million at March 31, 2024. Should the decline in fair value be the result of credit losses or other factors, the security would be moved to nonaccrual status and all accrued interest reversed.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, all loan classes are placed on nonaccrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection. All interest accrued, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	March 31, 2024	December 31, 2023

Commercial & industrial	$120,016	$126,716
Commercial real estate - owner occupied	131,313	126,717
Commercial real estate - nonowner occupied	298,049	297,323
Agricultural	62,365	65,659
Residential real estate	314,668	318,123
Home equity line of credit (HELOC)	48,062	47,845
Consumer	17,079	17,829

Total loans	991,552	1,000,212
Allowance for credit losses	(15,643)	(15,786)

Loans, net	$975,909	$984,426

The totals shown above are net of deferred loan fees and costs, which totaled $0.34 million and $0.44 million at March 31, 2024, and December 31, 2023, respectively.

The risk characteristics of each loan portfolio segment are as follows:

Commercial & Industrial and Agricultural

Commercial & industrial loans and agricultural loans are primarily underwritten based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial Real Estate (Owner and Nonowner Occupied)

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied versus non-owner-occupied commercial real estate loans.

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

Accrued interest receivable related to loans totaled $3.2 million at March 31, 2024, and is excluded from the estimate of credit losses.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

●	Commercial & Industrial - Commercial & industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial & industrial loans and lease financing agreements is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

●	Commercial Real Estate - Owner Occupied - Owner occupied commercial real estate loans consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings and other commercial facilities. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Commercial Real Estate – Nonowner Occupied - Nonowner occupied commercial real estate loans consist of loans to purchase, construct, or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as multifamily properties. The primary risk associated with nonowner occupied commercial real estate loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Agricultural - Agricultural loans consist of loans or lines of credit to finance farmland, equipment, and general business needs or other assets. The primary risk associated with agricultural loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

●	Residential Real Estate - Residential real estate mortgage loans consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home Equity Line of Credit (HELOCs) - Home equity loans consist of HELOCs and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior liens as a substantial decline in value could render the junior lien position effectively unsecured.

●	Consumer - Consumer loans consist of loans to finance unsecured home improvements, personal assets, such as automobiles or recreational vehicles, and revolving lines of credit that can be secured or unsecured. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

The Company utilizes a Discounted Cash Flow (“DCF”) method to estimate the quantitative portion of the ACL for all loan pools evaluated on a collective pooled basis, with the exception of the credit card and consumer loan portfolios, which were estimated using the Remaining Life Method. For each segment, a Loss Driver Analysis (“LDA”) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data, as well as peer institution data.

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through March 31, 2024 contained within the model is being supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a sound calculation.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, loss history, and forecasted loss drivers. The Company utilizes data from Federal Reserve Economic Data (“FRED”) to provide economic forecasts under various scenarios, which are applied to loan pools to reflect credit risk in the current economic environment.

Additional key assumptions in the DCF model include the probability of default (“PD”), loss given default (“LGD”), and prepayment/curtailment rates. When possible, the Company utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. When possible, the Company utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. The Company utilizes its own prepayment and curtailment rates in the ACL estimate. In pools where observations are not sufficient, the Company utilizes the model’s most relevant benchmark rate.

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

As a result of the adoption of ASC 326, the Company recorded a $1.4 million increase to the ACL as a cumulative-effect adjustment on January 1, 2023. The following tables summarize the activity related to the ACL for the three months ended March 31, 2024 and March 31, 2023.

($ in thousands) For the three months ended March 31, 2024	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,003	$-	$(42)	$6	$626	$2,593
Commercial real estate - owner occupied	1,952	-	-	-	57	2,009
Commercial real estate - nonowner occupied	5,718	-	-	-	(240)	5,478
Agricultural	440	-	-	-	528	968
Residential real estate	4,936	-	-	-	(1,075)	3,861
HELOC	510	-	-	-	14	524
Consumer	227	-	(24)	3	4	210
Total	$15,786	$-	$(66)	$9	$(86)	$15,643

($ in thousands) For the three months ended March 31, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,663	$230	$-	$-	$72	$1,965
Commercial real estate - owner occupied	1,696	54	-	-	45	1,795
Commercial real estate - nonowner occupied	4,584	1,015	(32)	-	242	5,809
Agricultural	611	(194)	-	-	(14)	403
Residential real estate	4,438	360	-	-	(74)	4,724
HELOC	547	(76)	-	-	24	495
Consumer	279	(17)	(37)	8	18	251
Total	$13,818	$1,372	$(69)	$8	$313	$15,442

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

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2024 and December 31, 2023.

($ in thousands)	Collateral Type			Allocated
March 31, 2024	Real Estate	Other	Total	Allowance

Commercial & industrial	$364	$575	$939	$206
Commercial real estate - owner occupied	430	-	430	-
Commercial real estate - nonowner occupied	218	-	218	-
Agricultural	-	-	-	-
Residential real estate	764	-	764	14
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$1,776	$575	$2,351	$220

($ in thousands)	Collateral Type			Allocated
December 31, 2023	Real Estate	Other	Total	Allowance

Commercial & industrial	$604	$-	$604	$97
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	284	-	284	40
Agricultural	-	-	-	-
Residential real estate	1,023	-	1,023	18
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$1,911	$-	$1,911	$155

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

Special Mention (5): Loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. Ordinarily, special mention credits have characteristics which corrective management action would remedy.

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators by year of origination as of March 31, 2024.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$8,223	$16,499	$15,999	$18,268	$9,950	$12,625	$35,704	$389	$117,657
Special Mention (5)	-	-	720	-	193	-	360	-	1,273
Substandard (6)	-	-	153	-	43	149	101	139	585
Doubtful (7)	-	153	-	226	-	67	50	5	501
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$8,223	$16,652	$16,872	$18,494	$10,186	$12,841	$36,215	$533	$120,016
Current period gross chargeoffs	$-	$42	$-	$-	$-	$-	$-	$-	$42

Commercial real estate - owner occupied
Pass (1 - 4)	$4,423	$31,478	$21,331	$26,254	$12,874	$32,000	$383	$168	$128,911
Special Mention (5)	-	-	-	-	1,603	347	-	-	1,950
Substandard (6)	-	-	-	-	430	-	-	-	430
Doubtful (7)	-	-	-	21	-	1	-	-	22
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$4,423	$31,478	$21,331	$26,275	$14,907	$32,348	$383	$168	$131,313
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$10,399	$51,364	$63,866	$48,019	$44,755	$77,351	$102	$-	$295,856
Special Mention (5)	-	-	-	-	-	2,075	-	-	2,075
Substandard (6)	-	-	-	-	-	118	-	-	118
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$10,399	$51,364	$63,866	$48,019	$44,755	$79,544	$102	$-	$298,049
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$3,623	$8,780	$15,593	$12,591	$2,927	$11,006	$7,845	$-	$62,365
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,623	$8,780	$15,593	$12,591	$2,927	$11,006	$7,845	$-	$62,365
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$5,929	$50,888	$109,051	$84,153	$30,746	$32,464	$-	$-	$313,231
Special Mention (5)	-	-	-	269	53	1,115	-	-	1,437
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$5,929	$50,888	$109,051	$84,422	$30,799	$33,579	$-	$-	$314,668
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$-	$51	$18	$150	$41,081	$6,598	$47,898
Special Mention (5)	-	-	-	-	-	56	20	88	164
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$51	$18	$206	$41,101	$6,686	$48,062
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$738	$2,928	$4,643	$1,284	$624	$262	$6,592	$-	$17,071
Special Mention (5)	-	-	8	-	-	-	-	-	8
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$738	$2,928	$4,651	$1,284	$624	$262	$6,592	$-	$17,079
Current period gross chargeoffs	$-	$-	$-	$-	$2	$-	$-	$22	$24

Total Loans
Pass (1 - 4)	$33,335	$161,937	$230,483	$190,620	$101,894	$165,858	$91,707	$7,155	$982,989
Special Mention (5)	-	-	728	269	1,849	3,593	380	88	6,907
Substandard (6)	-	-	153	-	473	267	101	139	1,133
Doubtful (7)	-	153	-	247	-	68	50	5	523
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$33,335	$162,090	$231,364	$191,136	$104,216	$169,786	$92,238	$7,387	$991,552
Current period gross chargeoffs	$-	$42	$-	$-	$2	$-	$-	$22	$66

The following table presents loan balances by credit quality indicators and loan categories as of December 31, 2023.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$17,239	$18,076	$19,143	$10,573	$7,449	$5,965	$45,831	$444	$124,720
Special Mention (5)	-	731	-	64	-	140	201	-	1,136
Substandard (6)	-	41	-	-	25	137	-	80	283
Doubtful (7)	195	-	226	-	1	100	50	5	577
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$17,434	$18,848	$19,369	$10,637	$7,475	$6,342	$46,082	$529	$126,716
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Pass (1 - 4)	$29,253	$21,427	$26,808	$12,931	$12,881	$20,409	$112	$173	$123,994
Special Mention (5)	-	-	-	2,338	358	-	-	-	2,696
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	26	-	1	-	-	-	27
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$29,253	$21,427	$26,834	$15,269	$13,240	$20,409	$112	$173	$126,717
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$52,915	$67,285	$47,658	$46,364	$30,561	$47,895	$2,377	$-	$295,055
Special Mention (5)	-	-	-	-	838	1,134	-	-	1,972
Substandard (6)	-	-	-	-	-	154	18	-	172
Doubtful (7)	-	-	-	-	-	124	-	-	124
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$52,915	$67,285	$47,658	$46,364	$31,399	$49,307	$2,395	$-	$297,323
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$9,496	$16,131	$12,940	$3,029	$1,859	$9,801	$12,403	$-	$65,659
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$9,496	$16,131	$12,940	$3,029	$1,859	$9,801	$12,403	$-	$65,659
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$53,013	$110,531	$85,075	$31,558	$10,425	$22,564	$1,816	$1,300	$316,282
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	361	54	485	920	-	-	1,820
Doubtful (7)	-	-	-	-	-	21	-	-	21
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$53,013	$110,531	$85,436	$31,612	$10,910	$23,505	$1,816	$1,300	$318,123
Current period gross chargeoffs	$-	$-	$32	$21	$-	$-	$-	$-	$53

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$46	$18	$85	$94	$40,932	$6,492	$47,667
Special Mention (5)	-	-	-	-	-	59	20	99	178
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$46	$18	$85	$153	$40,952	$6,591	$47,845
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$3,296	$5,142	$1,429	$740	$221	$128	$6,863	$-	$17,819
Special Mention (5)	-	-	-	1	-	-	-	-	1
Substandard (6)	-	9	-	-	-	-	-	-	9
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,296	$5,151	$1,429	$741	$221	$128	$6,863	$-	$17,829
Current period gross chargeoffs	$-	$12	$8	$11	$-	$-	$-	$34	$65

Total Loans
Pass (1 - 4)	$165,212	$238,592	$193,099	$105,213	$63,481	$106,856	$110,334	$8,409	$991,196
Special Mention (5)	-	731	-	2,403	1,196	1,333	221	99	5,983
Substandard (6)	-	50	361	54	510	1,211	18	80	2,284
Doubtful (7)	195	-	252	-	2	245	50	5	749
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$165,407	$239,373	$193,712	$107,670	$65,189	$109,645	$110,623	$8,593	$1,000,212
Current period gross chargeoffs	$-	$12	$40	$32	$-	$-	$-	$34	$118

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2024, and December 31, 2023.

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
March 31, 2024	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$776	$127	$770	$1,673	$118,343	$120,016
Commercial real estate - owner occupied	-	-	-	-	131,313	131,313
Commercial real estate - nonowner occupied	27	-	28	55	297,994	298,049
Agricultural	-	-	-	-	62,365	62,365
Residential real estate	-	427	294	721	313,947	314,668
HELOC	117	100	65	282	47,780	48,062
Consumer	1	5	-	6	17,073	17,079
Total Loans	$921	$659	$1,157	$2,737	$988,815	$991,552

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2023	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$26	$-	$658	$684	$126,032	$126,716
Commercial real estate - owner occupied	-	-	-	-	126,717	126,717
Commercial real estate - nonowner occupied	-	-	29	29	297,294	297,323
Agricultural	-	-	-	-	65,659	65,659
Residential real estate	-	222	395	617	317,506	318,123
HELOC	-	8	67	75	47,770	47,845
Consumer	88	33	1	122	17,707	17,829
Total Loans	$114	$263	$1,150	$1,527	$998,685	$1,000,212

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received. It is at the discretion of management to determine when a loan is placed back on accrual status once a borrower establishes a history of six consecutive timely principal and interest payments. The categories of nonaccrual loans as of March 31, 2024, and December 31, 2023, are presented in the following table.

	March 31, 2024
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$147	$750	$897
Commercial real estate - owner occupied	21	-	21
Commercial real estate - nonowner occupied	-	28	28
Agricultural	-	-	-
Residential real estate	551	763	1,314
Home equity line of credit (HELOC)	166	-	166
Consumer	8	-	8

Total loans	$893	$1,541	$2,434

	December 31, 2023
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$651	$97	$748
Commercial real estate - owner occupied	26	-	26
Commercial real estate - nonowner occupied	141	-	141
Agricultural	-	-	-
Residential real estate	1,694	18	1,712
Home equity line of credit (HELOC)	180	-	180
Consumer	11	-	11

Total loans	$2,703	$115	$2,818

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the borrower short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this note. For the three months ended March 31, 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of March 31, 2024. The Company monitors loan payments on an ongoing basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the three-month period ended March 31, 2024, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when the extension of credit is not unconditionally cancellable (i.e. the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The allowance for credit losses for unfunded loan commitments of $0.9 million at March 31, 2024, is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the three months ended March 31, 2024, and March 31, 2023.

($ in thousands)	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$776	$-
Adjustment for adoption of ASU 2016-13	-	1,149
Provision for unfunded commitments	86	(63)
Balance, end of period	$862	$1,086

NOTE 5 – GOODWILL

A summary of the activity in goodwill is presented below:

($ in thousands)	Three Months Ended March 31,
	2024	2023
Beginning balance	$23,239	$23,239
Measurement period adjustments	-	-

Ending balance	$23,239	$23,239

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or circumstances change that indicate an impairment may exist.

As of March 31, 2024, and December 31, 2023, the carrying amount of goodwill was $23.2 million. Goodwill is assessed for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of September 30, 2023. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. No events or circumstances since the September 30, 2023, impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.37 billion at March 31, 2024, and December 31, 2023. Contractually specified servicing fees of $0.8 million were included in mortgage loan servicing fees in the consolidated income statement for the three months ended March 31, 2024 and 2023.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended March 31,
($ in thousands)	2024	2023

Carrying amount, beginning of year	$13,906	$13,503
Mortgage servicing rights capitalized during the year	377	280
Mortgage servicing rights amortization during the year	(273)	(291)
Net change in valuation allowance	181	56
Carrying amount, end of year	$14,191	$13,548

Valuation allowance:
Beginning of year	$227	$177
Increase (reduction)	(181)	(56)

End of year	$46	$121

Fair value, beginning of period	$17,125	$15,754
Fair value, end of period	$18,141	$16,911

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

Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third-party investors and enters into Interest Rate Lock Commitments (“IRLCs”) with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts that are entered into, economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and included in Other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and included in Other liabilities in the consolidated balance sheets.

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of March 31, 2024, and December 31, 2023.

	March 31, 2024		December 31, 2023
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$67,346	$4,545	$68,381	$3,638
IRLCs	15,604	54	7,466	45
Total contracts	$82,950	$4,599	$75,847	$3,683

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$67,346	$(4,545)	$68,381	$(3,638)
Forward contracts	19,000	(29)	10,750	(37)
Total contracts	$86,346	$(4,574)	$79,131	$(3,675)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC or forward contract and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three months ended March 31, 2024, and 2023.

		Three Months Ended March 31,
($ in thousands)	Statement of income classification	2024	2023
Interest rate swap contracts	Other income	$-	$6
IRLCs	Gain on sale of mortgage loans & OMSR	9	65
Forward contracts	Gain on sale of mortgage loans & OMSR	8	(138)

The following table shows the offsetting of financial assets and derivative assets at March 31, 2024, and December 31, 2023.

	Gross amounts of	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2024
Interest rate swaps	$4,670	$125	$4,545	$-	$3,660	$885

December 31, 2023
Interest rate swaps	$3,957	$319	$3,638	$-	$2,900	$738

The following table shows the offsetting of financial liabilities and derivative liabilities at March 31, 2024, and December 31, 2023.

		Gross	Net amounts of liabilities
	Gross	amounts offset	presented	Gross amounts not offset in the
	amounts of	in the	in the	consolidated balance sheet
	recognized	consolidated	consolidated	Financial	Cash collateral
($ in thousands)	liabilities	balance sheet	balance sheet	instruments	pledged	Net amount
March 31, 2024
Interest rate swaps	$4,670	$125	$4,545	$-	$-	$4,545

December 31, 2023
Interest rate swaps	$3,957	$319	$3,638	$-	$-	$3,638

NOTE 8 – DEPOSITS

Major classification of deposits at March 31, 2024, and at December 31, 2023, were as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Non interest bearing demand	$219,395	$228,713
Interest bearing demand	169,171	166,413
Savings	244,157	216,965
Money market	221,362	202,605
Time deposits less than $250,000	202,014	201,379
Time deposits $250,000 or greater	56,243	54,130
Total Deposits	$1,112,342	$1,070,205

Included in time deposits at March 31, 2024, and December 31, 2023, were $53.2 million and $56.5 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 9 – SHORT-TERM BORROWINGS

($ in thousands)	March 31, 2024	December 31, 2023

Securities sold under repurchase agreements	$12,916	$13,387

The Company has retail repurchase (“REPO”) agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2025 through 2051. As of March 31, 2024, these REPO agreements were secured by securities with a fair value totaling $18.9 million. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) and the Bank Term Funding Program (“BTFP”) by pledging either securities or loans as collateral. As of March 31, 2024, there was $20.3 million pledged to the Federal Reserve Discount Window.

At March 31, 2024, and December 31, 2023, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 10 – FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Company’s FHLB advances were secured by $281.3 million in mortgage loans at March 31, 2024. Advances consisted of fixed interest rates from 3.75 to 5.61 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at March 31, 2024, were:

($ in thousands)	Debt
2026	$12,500
2027	5,000
2028	17,500
Total	$35,000

NOTE 11 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Term SOFR as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of March 31, 2024, and December 31, 2023, was $10.3 million, with a maturity date of September 15, 2035.

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

The Notes mature on June 1, 2031, and bear interest at a fixed rate of 3.65% through May 31, 2026. From June 1, 2026, to the maturity date or earlier redemption of the Notes, the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month SOFR provided by the Federal Reserve Bank of New York plus 296 basis points. The Company may redeem the Notes at any time after May 31, 2026, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2024, and December 31, 2023.

($ in thousands)	Fair value at March 31, 2024	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,425	$-	$6,425	$-
Mortgage-backed securities	182,552	-	182,552	-
State and political subdivisions	9,761	-	9,761	-
Other corporate securities	14,501	-	14,501	-
Interest rate contracts - assets	4,545	-	4,545	-
Interest rate contracts - liabilities	(4,545)	-	(4,545)	-
Forward contracts	(29)	(29)	-	-
IRLCs	54	-	-	54

($ in thousands)	Fair value at December 31, 2023	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,517	$-	$6,517	$-
Mortgage-backed securities	188,867	-	188,867	-
State and political subdivisions	9,898	-	9,898	-
Other corporate securities	14,426	-	14,426	-
Interest rate contracts - assets	3,638	-	3,638	-
Interest rate contracts - liabilities	(3,638)	-	(3,638)	-
Forward contracts	(37)	(37)	-	-
IRLCs	45	-	-	45

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2024, and 2023.

	for the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest rate lock commitments
Balance at beginning of period	$45	$(20)
Total realized gains (losses)
Change in fair value	9	65
Balance at end of period	$54	$45

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral- dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at March 31, 2024 and December 31, 2023.

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

($ in thousands)	Fair value at March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$536	$-	$-	$536
Mortgage servicing rights	2,033	-	-	2,033

($ in thousands)	Fair value at December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$864	$-	$-	$864
Mortgage servicing rights	1,896	-	-	1,896

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at March 31,			Range (weighted-
($ in thousands)	2024	Valuation technique	Unobservable inputs	average)

Collateral-dependent individually evaluated loans	$536	Market comparable properties	Comparability adjustments (%)	11 - 100% (44%)

Mortgage servicing rights	2,033	Discounted cash flow	Discount rate	11.13%
			Constant prepayment rate	6.23%
			P&I earnings credit	5.33%
			T&I earnings credit	5.05%
			Inflation for cost of servicing	3.50%

IRLCs	54	Discounted cash flow	Loan closing rates	56% - 99%

	Fair value at December 31,			Range (weighted-
($ in thousands)	2023	Valuation technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$864	Market comparable properties	Comparability adjustments (%)	2 - 100% (25%)

Mortgage servicing rights	1,896	Discounted cash flow	Discount rate	11.01%
			Constant prepayment rate	7.16%
			P&I earnings credit	5.33%
			T&I earnings credit	5.13%
			Inflation for cost of servicing	3.50%

IRLCs	45	Discounted cash flow	Loan closing rates	27% - 91%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2024, as compared to December 31, 2023.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Due From Banks, Interest Bearing Time Deposits, Federal Reserve and Federal Home Loan Bank Stock, and Accrued Interest Receivable and Payable

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2024, and December 31, 2023.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2024, and December 31, 2023, and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
March 31, 2024	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$26,602	$26,602	$26,602	$-	$-
Interest bearing time deposits	2,417	2,417	-	2,417	-
Loans held for sale	4,730	4,791	-	4,791	-
Loans, net of allowance for credit losses	975,909	961,450	-	-	961,450
Federal Reserve and FHLB Bank stock, at cost	6,512	6,512	-	6,512	-
Interest receivable	4,584	4,584	-	4,584	-

Financial liabilities
Deposits	$1,112,342	$1,116,486	$854,085	$262,401	$-
Short-term borrowings	12,916	12,916	-	12,916	-
FHLB advances	35,000	34,400	-	34,400	-
Trust preferred securities	10,310	9,654	-	9,654	-
Subordinated debt, net of issuance costs	19,654	19,568	-	19,568	-
Interest payable	2,772	2,772	-	2,772	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2023	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$22,965	$22,965	$22,965	$-	$-
Interest bearing time deposits	1,535	1,535	-	1,535	-
Loans held for sale	2,525	2,565	-	2,565	-
Loans, net of allowance for credit losses	984,426	964,216	-	-	964,216
Federal Reserve and FHLB Bank stock, at cost	7,279	7,279	-	7,279	-
Interest receivable	4,657	4,657	-	4,657	-

Financial liabilities
Deposits	$1,070,205	$1,078,028	$814,696	$263,332	$-
Short-term borrowings	13,387	13,387	-	13,387	-
FHLB advances	83,600	83,368	-	83,368	-
Trust preferred securities	10,310	9,759	-	9,759	-
Subordinated debt, net of issuance costs	19,642	19,435	-	19,435	-
Interest payable	2,443	2,443	-	2,443	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and non-employee directors and advisory board members of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 186,456 shares had been granted under the plan as of March 31, 2024.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of March 31, 2024, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first three months of 2024.

On February 5, 2013, the Company adopted a Long Term Incentive Plan (the “LTI Plan”), which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three months ended March 31, 2024 and March 31, 2023 was $0.2 million and $0.2 million, respectively.

As of March 31, 2024, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the three months ended March 31, 2024.

	Shares	Weighted-Average Value per Share

Nonvested, January 1, 2024	48,966	$18.49
Granted	35,776	15.71
Vested	(18,507)	18.69
Forfeited	-	-

Nonvested, March 31, 2024	66,235	$16.93

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at March 31, 2024, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

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

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us;

●	recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole, any of which could adversely affect the Company’s business, earnings and financial condition;

●	instability in global economic conditions and geopolitical matters (including the ongoing military conflicts in Ukraine and the Middle East), and volatility in financial markets, which could have a material adverse effect on our results of operations and financial condition;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to the continuing inflationary pressures and other economic and financial market conditions;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclose or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;

●	changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	changes in accounting standards, policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to adapt to or comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to the Company’s environmental, social and governance (ESG) practices, which could affect our reputation and business and operating results;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry;

●	an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of SB Financial

SB Financial Group, Inc. (“SB Financial”) is an Ohio corporation and a financial holding company registered with the Federal Reserve Board. SB Financial’s wholly owned subsidiary, The State Bank and Trust Company (“State Bank”), is an Ohio-chartered bank engaged in commercial banking.

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

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of SB Financial that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Goodwill and Other Intangibles - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line or accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition. A decrease in earnings resulting from these or other factors could lead to an impairment of goodwill that could adversely impact earnings in future periods.

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Net Income: Net income for the first quarter of 2024 was $2.4 million compared to net income of $2.5 million for the first quarter of 2023, a decrease of 3.3 percent. Diluted earnings per share (“DEPS”) of $0.35 for the first quarter of 2024 were level to the DEPS of $0.35 for the first quarter of 2023. Net income for the first quarter of 2024 was positively impacted by higher loan income, which was offset by significantly higher interest expense cost on deposits and wholesale borrowings. Mortgage loan volume was down 13.1 percent compared to the prior year first quarter, but sales of originated loans were up 41.9 percent when compared to the first quarter of 2023.

Provision for Credit Losses: The first quarter provision for credit losses was zero as compared to $250,000 provision for the prior year quarter. Net charge-offs for the quarter were $57,000 compared to net charge-offs of $61,000 for the year-ago quarter. Total delinquent loans (consisting of nonaccruing loans and loans greater than 30 days past due) ended the quarter at $2.7 million, or 0.27 percent of total loans. The Company adopted ASC 326 on January 1, 2023, which increased the allowance for credit losses (“ACL”) by $1.4 million.

Asset Quality Review – For the Period Ended ($ in thousands)	March 31, 2024	March 31, 2023
Net charge-offs – QTD/YTD	$57	$61
Nonaccruing loans	2,434	3,396
OREO / Other Assets Owned (OAO)	510	650
Nonperforming assets	2,944	4,046
Nonperforming assets/Total assets	0.22%	0.30%
Allowance for credit losses/Total loans	1.58%	1.58%
Allowance for credit losses/Nonperforming loans	642.7%	454.7%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $13.1 million for the first quarter of 2024, a decrease of $0.9 million, or 6.1 percent, from the $14.0 million generated during the first quarter of 2023.

Net interest income (“NII”) for the first quarter of 2024 was $9.2 million, which was down $1.1 million from the prior year first quarter’s $10.3 million. Comparing the first quarter of 2024 to the prior year first quarter, the Company’s earning assets decreased $1.3 million, and the average yield on earning assets increased by 48 basis points. The net interest margin for the first quarter of 2024 was 2.99 percent compared to 3.37 percent for the first quarter of 2023. Funding costs (interest paid to consumers and other entities) for deposits and other interest bearing liabilities for the first quarter of 2024 were 2.55 percent compared to 1.46 percent for the prior year first quarter. The increase in funding costs has been driven by the rapid increase in the Federal Funds borrowing rate and the increased competition among banks for funding sources.

Noninterest income was $4.0 million for the first quarter of 2024, which was up $0.3 million, or 7.8 percent, from the prior year first quarter’s $3.7 million. In addition to the mortgage revenue detailed below, wealth management revenue was $0.9 million for the first quarter of 2024. Recapture of mortgage servicing rights increased noninterest income by $0.2 million in the quarter, compared to a recapture of $0.1 million in the prior year first quarter. Our title agency contributed revenue of $0.3 million in the first quarter of 2024, down $0.1 million from the prior year. Noninterest income as a percentage of average assets for the first quarter of 2024 was 1.19 percent compared to 1.10 percent for the prior year first quarter.

State Bank originated $42.9 million of mortgage loans during the first quarter of 2024, of which $36.6 million were sold with the remainder of loans held for investment. This compares to $49.4 million originated for the first quarter of 2023, of which $25.8 million were sold with the remainder of loans held for investment. These first quarter 2024 originations and subsequent sales resulted in $0.8 million of gains, up $0.2 million from the gains for the first quarter of 2023. Net mortgage banking revenue was $1.45 million for the first quarter of 2024 compared to $1.21 million for the first quarter of 2023. The economic headwinds of higher interest rates and limited housing supply in our markets has kept overall production down below historical levels.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2024 was $10.3 million, which was down $0.5 million compared to $10.8 million in the prior-year first quarter. Overall head count is down from the prior year quarter by 3.9 percent as we continue to right size the mortgage business line. Commission expense for both mortgage and Small Business Administration (“SBA”) is down compared to the prior year due to the lower total origination volume.

Income Taxes: Income taxes for the first quarter of 2024 were $0.5 million (effective rate of 16.9 percent) compared to $0.5 million (effective rate of 17.4 percent) for the first quarter of 2023.

Changes in Financial Condition

Total assets at March 31, 2024, were $1.34 billion, and were largely unchanged since December 31, 2023. Total loans, net of unearned income, were $991.6 million as of March 31, 2024, down $8.7 million, or 0.7 percent, from year-end.

Total deposits at March 31, 2024, were $1.11 billion, an increase of $42.1 million, or 3.9 percent, since 2023 year end. The Company had approximately $242.6 million and $229.5 million of uninsured deposits as of March 31, 2024, and December 31, 2023, respectively. Uninsured deposit amounts are estimated based on the portions of customer account balances that exceed the FDIC insurance limit of $250,000.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $77.9 million at March 31, 2024. This is down from year-end 2023 when borrowed funds totaled $126.9 million due to the paydown of FHLB advances. Total equity for the Company of $123.7 million now stands at 9.3 percent of total assets compared to the December 31, 2023, level of $124.3 million or 9.3 percent of total assets. Adjusting for the temporary impairment of Accumulated Other Comprehensive Loss, total equity would increase to $155.3 million or 11.6% of total assets.

The allowance for credit losses of $15.6 million is down $0.1 million from the December 2023 year-end level due to $0.06 million of net charge-offs and negative provision of $.09 million for the quarter. The Company has had stable to slightly improving asset quality through the first three months of 2024, with the non-performing asset ratio at 22 basis points and coverage on non-performing loans at 643 percent.

Capital Resources

As of March 31, 2024, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2024, that management believes have changed State Bank’s capital classification. The Company adopted CECL on January 1, 2023, which reduced capital levels by $2.0 million. The Company elected to not phase in the impact of CECL as the reduction in capital did not have a material impact to tangible and regulatory capital levels.

State Bank’s actual capital levels and ratios as of March 31, 2024, and December 31, 2023, are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Tier I Capital to average assets	$150,922	11.17%	$54,028	4.0%	$67,535	5.0%
Tier I Common equity capital to risk-weighted assets	150,922	13.84%	49,066	4.5%	70,873	6.5%

Tier I Capital to risk-weighted assets	150,922	13.84%	65,421	6.0%	87,228	8.0%
Total Risk-based capital to risk-weighted assets	164,586	15.09%	87,228	8.0%	109,035	10.0%

As of December 31, 2023
Tier I Capital to average assets	$148,049	10.93%	$54,185	4.0%	$67,732	5.0%
Tier I Common equity capital to risk-weighted assets	148,049	13.42%	49,640	4.5%	71,702	6.5%

Tier I Capital to risk-weighted assets	148,049	13.42%	66,186	6.0%	88,249	8.0%
Total Risk-based capital to risk-weighted assets	161,872	14.67%	88,249	8.0%	110,311	10.0%

Regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019, and are reflected in the March 31, 2024, capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $247.0 million at March 31, 2024, compared to $246.7 million at December 31, 2023.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $806.4 million at March 31, 2024, and $807.8 million at December 31, 2023, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2024, all eligible commercial real estate, first mortgage residential, agricultural and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2024, and 2023 follows.

The Company experienced positive cash flows from operating activities for the three months ended March 31, 2024, and negative cash flows from operating activities for the three months ended March 31, 2023. Net cash provided by operating activities was $.3 million for the three months ended March 31, 2024, and net cash used from operating activities was $4.1 million for the three months ended March 31, 2023. Highlights for the current year include $36.6 million in proceeds from the sale of loans, which is up from $25.8 million from the prior year. Originations of loans held for sale was a use of cash of $38.4 million, which is up from the prior year of $29.0 million. For the three months ended March 31, 2024, there was a gain on sale of loans of $.8 million, and depreciation and amortization on premises and equipment of $.6 million.

The Company experienced positive cash flows from investing activities for the three months ended March 31, 2024, and negative cash flows from investing activities for the three months ended March 31, 2023. Net cash provided by investing activities was $11.7 million for the three months ended March 31, 2024, and net cash used in investing activities was $9.4 million for the three months ended March 31, 2023. Highlights for the current year include an increase of $8.6 million in loans, which is up $22.9 million from the prior year three-month period. These cash payments were offset by $4.2 million in proceeds from maturities and sales of securities, which is down from $4.9 million from the prior year three-month period.

The Company experienced negative cash flows from financing activities for the three months ended March 31, 2024, and positive cash flows from financing activities for the three months ended March 31, 2023. Net cash used by financing activities was $8.4 million for the three months ended March 31, 2024, and net cash provided by financing activities was $7.3 million for the three months ended March 31, 2023. Highlights for the current period include a $44.9 million increase in transaction deposits and a $2.7 million decrease in time deposits for the three months ended March 31, 2024. This compares to the prior year three-month period where transaction deposits decreased by $19.9 million and time deposits increased by $43.4 million. Net repayments of Federal Home Loan Bank advances for the three months ended March 31, 2024, were $48.6 million, compared to $15.5 million for the prior year three-month period.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $806.4 million were pledged to meet FHLB collateralization requirements as of March 31, 2024. Based on the current collateralization requirements of the FHLB, the Company had approximately $139.0 million of additional borrowing capacity at March 31, 2024. The Company also had $100.5 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of March 31, 2024, the Company had commitments to sell mortgage loans totaling $19.3 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On December 21, 2022, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2024. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended March 31, 2024.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/01/24 - 01/31/24	8,127	$15.51	8,127	228,230
02/01/24 - 02/29/24	10,589	15.22	4,825	223,405
03/01/24 - 03/31/24	17,096	13.71	17,096	206,309
Total	35,812	$14.56	30,048	206,309

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the quarter ended March 31, 2024, no director or 16 officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits

3.1	–	Amended Articles of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.2	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785))
3.3	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997 (Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507))
3.4	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507))
3.5	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507))
3.6	–	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507))
3.7	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507))
3.8	–	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.9	–	Amended and Restated Regulations of the Company (Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507))
3.10	–	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009 (Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507))
31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101.INS	–	Inline XBRL Instance Document.
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: May 9, 2024	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer