Form 10-Q
period 2024-06-30
SB FINANCIAL GROUP, INC.
filed 2024-08-08
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,727,966 Outstanding at August 8, 2024	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	June 2024	December
	(unaudited)	2023
Assets
Cash and due from banks	$21,983	$22,965
Interest bearing time deposits	2,417	1,535
Available-for-sale securities	207,856	219,708
Loans held for sale	7,864	2,525
Loans, net of unearned income	1,005,390	1,000,212
Allowance for credit losses	(15,612)	(15,786)
Premises and equipment, net	20,860	21,378
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,204	7,279
Foreclosed assets and other assets held for sale, net	510	511
Interest receivable	4,818	4,657
Goodwill	23,239	23,239
Cash value of life insurance	30,294	29,121
Mortgage servicing rights	14,548	13,906
Other assets	12,815	11,999

Total assets	$1,342,186	$1,343,249

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$208,244	$228,713
Interest bearing demand	190,857	166,413
Savings	231,855	216,965
Money market	225,650	202,605
Time deposits	258,582	255,509
Total deposits	1,115,188	1,070,205

Repurchase agreements	15,178	13,387
Federal Home Loan Bank advances	35,000	83,600
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,666	19,642
Interest payable	2,944	2,443
Other liabilities	18,421	19,320
Total liabilities	1,216,707	1,218,907

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2024 - 0 shares outstanding, 2023 - 0 shares outstanding	-	-
Common stock, no par value; 2024 - 10,500,000 shares authorized, 8,525,375 shares issued; 2023 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,195	15,124
Retained earnings	112,104	108,486
Accumulated other comprehensive loss	(31,801)	(29,831)
Treasury stock, at cost; (2024 - 1,781,560 common shares; 2023 - 1,756,733 common shares)	(31,338)	(30,756)
Total shareholders’ equity	125,479	124,342
Total liabilities and shareholders’ equity	$1,342,186	$1,343,249

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

($ in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income
Loans
Taxable	$13,883	$12,715	$27,430	$24,841
Tax exempt	124	121	247	237
Securities
Taxable	1,226	1,328	2,500	2,678
Tax exempt	37	46	74	93
Other interest income	384	196	703	381
Total interest income	15,654	14,406	30,954	28,230

Interest Expense
Deposits	5,208	3,538	10,298	6,116
Repurchase agreements & other	36	9	70	19
Federal Home Loan Bank advance expense	370	664	983	1,217
Trust preferred securities expense	187	172	375	336
Subordinated debt expense	194	194	389	389
Total interest expense	5,995	4,577	12,115	8,077

Net Interest Income	9,659	9,829	18,839	20,153

Provision for credit losses - loans	(47)	375	(133)	688
Provision for unfunded commitments	47	(230)	133	(293)
Total provision for credit losses	-	145	-	395

Net interest income after provision for credit losses	9,659	9,684	18,839	19,758

Noninterest Income
Wealth management fees	848	940	1,713	1,857
Customer service fees	875	871	1,755	1,696
Gain on sale of mortgage loans & OMSR	1,277	1,056	2,058	1,655
Mortgage loan servicing fees, net	565	494	1,328	1,102
Gain on sale of non-mortgage loans	105	218	115	242
Title insurance income	406	455	672	828
Other income	310	327	696	647
Total noninterest income	4,386	4,361	8,337	8,027

Noninterest Expense
Salaries and employee benefits	6,009	5,721	11,361	11,634
Net occupancy expense	707	802	1,476	1,586
Equipment expense	1,060	1,002	2,137	1,983
Data processing fees	727	685	1,496	1,331
Professional fees	615	612	1,373	1,475
Marketing expense	176	213	373	411
Telephone and communications	156	124	261	245
Postage and delivery expense	89	78	186	165
State, local and other taxes	230	218	475	446
Employee expense	159	156	337	344
Other expense	743	728	1,478	1,492
Total noninterest expense	10,671	10,339	20,953	21,112

Income before income tax	3,374	3,706	6,223	6,673

Provision for income taxes	261	631	742	1,148

Net Income	$3,113	$3,075	$5,481	$5,525

Basic earnings per common share	$0.47	$0.45	$0.82	$0.80

Diluted earnings per common share	$0.47	$0.44	$0.82	$0.79

Average common shares outstanding (in thousands):
Basic:	6,692	6,847	6,703	6,890
Diluted:	6,700	6,910	6,715	6,976

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$3,113	$3,075	$5,481	$5,525
Other comprehensive loss
Available for sale investment securities:
Gross unrealized holding loss arising in the period	(322)	(4,080)	(2,494)	(980)
Related tax benefit	68	857	524	206
Net effect on other comprehensive loss	(254)	(3,223)	(1,970)	(774)
Total comprehensive income (loss)	$2,859	$(148)	$3,511	$4,751

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2024	$61,319	$15,124	$108,486	$(29,831)	$(30,756)	$124,342
Net income			2,368			2,368
Other comprehensive loss				(1,716)		(1,716)
Cash dividends on common, $0.135 per share			(917)			(917)
Restricted stock vesting		(313)			313	-
Repurchased stock (30,048 shares)					(521)	(521)
Stock based compensation expense		167				167
Balance, March 31, 2024	$61,319	$14,978	$109,937	$(31,547)	$(30,964)	$123,723
Net income			3,113			3,113
Other comprehensive loss				(254)		(254)
Cash dividends on common, $0.14 per share			(946)			(946)
Repurchased stock (26,791 shares)					(374)	(374)
Stock based compensation expense		217				217
Balance, June 30, 2024	$61,319	$15,195	$112,104	$(31,801)	$(31,338)	$125,479

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
January 1, 2023	$61,319	$15,087	$101,966	$(32,120)	$(27,824)	$118,428
Net income			2,450			2,450
Other comprehensive income				2,449		2,449
Adoption of ASU 2016-13			(1,991)			(1,991)
Cash dividends on common, $0.125 per share			(877)			(877)
Restricted stock vesting		(299)			299	-
Repurchased stock (55,800 shares)					(865)	(865)
Stock based compensation expense		165				165
March 31, 2023	$61,319	$14,953	$101,548	$(29,671)	$(28,390)	$119,759
Net income			3,075			3,075
Other comprehensive loss				(3,223)		(3,223)
Dividends on common, $0.13 per share			(898)			(898)
Repurchased stock (91,260 shares)					(1,248)	(1,248)
Stock based compensation expense		201				201
Balance, June 30, 2023	$61,319	$15,154	$103,725	$(32,894)	$(29,638)	$117,666

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)	Six Months Ended June 30,
	2024	2023
Operating Activities
Net Income	$5,481	$5,525
Items not requiring (providing) cash
Depreciation and amortization	1,076	1,110
Provision for credit losses	-	395
Expense of share-based compensation plan	384	366
Amortization of premiums and discounts on securities	247	267
Amortization of intangible assets	33	43
Amortization of originated mortgage servicing rights	608	625
Recovery of mortgage servicing rights	(219)	(40)
Proceeds from sale of loans held for sale	92,459	73,736
Originations of loans held for sale	(96,656)	(76,256)
Gain from sale of loans	(2,173)	(1,897)
Changes in
Interest receivable	(161)	12
Other assets	(674)	1,500
Interest payable & other liabilities	(531)	(6,301)
Net cash used in operating activities	(126)	(915)
Investing Activities
Purchases of available-for-sale securities	-	(723)
Purchases of interest bearing time deposits	(1,082)	-
Proceeds from maturities of interest bearing time deposits	200	951
Proceeds from maturities of available-for-sale securities	9,111	10,260
Net change in loans	(5,219)	(22,863)
Purchase of premises, equipment	(558)	(511)
Purchase of bank owned life insurance	(800)	-
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(275)	(2,392)
Proceeds from sale of Federal Home Loan Bank Stock	2,350	1,084
Proceeds from sale of foreclosed assets	1	187
Net cash provided by (used in) investing activities	3,728	(14,007)

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking & savings accounts	41,910	(64,346)
Net increase in time deposits	3,073	48,837
Net increase in securities sold under agreements to repurchase	1,791	6,195
Proceeds from Federal Home Loan Bank advances	128,000	337,000
Repayment of Federal Home Loan Bank advances	(176,600)	(315,700)
Stock repurchase plan	(895)	(2,113)
Cash dividends on common shares	(1,863)	(1,775)
Net cash (used in) provided by financing activities	(4,584)	8,098
Decrease in cash and cash equivalents	(982)	(6,824)
Cash and cash equivalents, beginning of period	22,965	27,817
Cash and cash equivalents, end of period	$21,983	$20,993
Supplemental cash flow information
Interest paid	$11,614	$6,980
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$-	$31

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of results for the complete year.

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

ASU No. 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On January 1, 2023, the Company adopted ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) (“ASC 326”) as amended. The new accounting guidance in this ASU replaces the incurred loss methodology with an expected loss methodology, which is referred to as the current expected credit loss (“CECL”) methodology. The CECL methodology is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments that are noncancellable), and net investments in leases recognized by a lessor. The CECL methodology requires an entity to estimate credit losses over the life of an asset or off-balance sheet credit exposure.

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management determines that the Company does not intend to sell and it is more likely than not, that the Company will not be required to sell the securities.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning on or after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The transition adjustment of the CECL adoption included an increase in the allowance for credit losses (“ACL”) of $1.4 million and an increase of $1.1 million to establish a reserve for unfunded commitments, with a $2.0 million decrease to retained earnings, and $0.5 million of deferred tax being recorded as part of the deferred tax asset in the Company’s consolidated balance sheet.

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

ASU No. 2022-02: Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures

On January 1, 2023, the Company adopted ASU 2022-02: Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which removed the existing measurement and disclosure requirements for loans considered to be Troubled Debt Restructurings (“TDRs”) and added additional disclosure requirements related to modifications provided to borrowers experiencing financial difficulty. Prior to adoption of ASU 2022-02, a change in contractual terms of a loan where a borrower was experiencing financial difficulty and received a concession not available through other sources was required to be disclosed as a TDR, whereas now a borrower that is experiencing financial difficulty and receives a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension in the current period needs to be disclosed. The amendment was adopted prospectively and had no impact on the Company’s consolidated financial statements aside from additional and revised financial statement disclosures (see Note 4 to the consolidated financial statements).

ASU No. 2023-02: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASU 2023-02).

This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The Company adopted the standard on January 1, 2024. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards not yet adopted:

ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to effective tax rate reconciliation and information related to income taxes paid, among certain other amendments to improve the effectiveness of such disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and are to be applied on a prospective basis. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

($ and outstanding shares in thousands - except per share data)	Three Months Ended June 30,
	2024	2023

Distributed earnings allocated to common shares	$946	$899
Undistributed earnings allocated to common shares	2,157	2,168

Net earnings allocated to common shares	3,103	3,067
Net earnings allocated to participating securities	10	8

Net Income allocated to common shares and participating securities	$3,113	$3,075

Weighted average shares outstanding for basic earnings per share	6,692	6,847
Dilutive effect of stock compensation	8	63

Weighted average shares outstanding for diluted earnings per share	6,700	6,910

Basic earnings per common share	$0.47	$0.45

Diluted earnings per common share	$0.47	$0.44

($ and outstanding shares in thousands - except per share data)	Six Months Ended June 30,
	2024	2023

Distributed earnings allocated to common shares	$1,863	$1,776
Undistributed earnings allocated to common shares	3,600	3,733

Net earnings allocated to common shares	5,463	5,509
Net earnings allocated to participating securities	18	16

Net Income allocated to common shares and participating securities	$5,481	$5,525

Weighted average shares outstanding for basic earnings per share	6,703	6,890
Dilutive effect of stock compensation	12	86

Weighted average shares outstanding for diluted earnings per share	6,715	6,976

Basic earnings per common share	$0.82	$0.80

Diluted earnings per common share	$0.82	$0.79

Note 3 – AVAILABLE-FOR-SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2024, and December 31, 2023, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2024

U.S. Treasury and Government agencies	$6,940	$-	$(802)	$6,138
Mortgage-backed securities	212,800	5	(35,186)	177,619
State and political subdivisions	11,170	-	(1,507)	9,663
Other corporate securities	17,200	-	(2,764)	14,436

Totals	$248,110	$5	$(40,259)	$207,856

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2023

U.S. Treasury and Government agencies	$7,339	$1	$(823)	$6,517
Mortgage-backed securities	221,717	3	(32,853)	188,867
State and political subdivisions	11,212	8	(1,322)	9,898
Other corporate securities	17,200	-	(2,774)	14,426

Totals	$257,468	$12	$(37,772)	$219,708

The amortized cost and fair value of securities available-for-sale at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$956	$945
Due after one year through five years	1,357	1,292
Due after five years through ten years	25,421	21,692
Due after ten years	7,576	6,308
	35,310	30,237
Mortgage-backed securities	212,800	177,619

Totals	$248,110	$207,856

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $145.4 million at June 30, 2024, and $89.7 million at December 31, 2023. The fair value of securities delivered for repurchase agreements was $18.4 million at June 30, 2024, and $19.7 million at December 31, 2023.

There were no realized gains or losses from sales of available-for-sale securities for the three and six months ended June 30, 2024, or June 30, 2023.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $207.5 million at June 30, 2024, and $217.0 million at December 31, 2023, which consisted of 138 securities, or approximately 99 percent, and 139 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024, and December 31, 2023, are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$491	$(2)	$5,647	$(800)	$6,138	$(802)
Mortgage-backed securities	-	-	177,241	(35,186)	177,241	(35,186)
State and political subdivisions	1,321	(23)	8,342	(1,484)	9,663	(1,507)
Other corporate securities	363	(137)	14,073	(2,627)	14,436	(2,764)

Totals	$2,175	$(162)	$205,303	$(40,097)	$207,478	$(40,259)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$6,022	$(823)	$6,022	$(823)
Mortgage-backed securities	-	-	188,508	(32,853)	188,508	(32,853)
State and political subdivisions	-	-	8,541	(1,322)	8,541	(1,322)
Other corporate securities	-	-	13,926	(2,774)	13,926	(2,774)

Totals	$-	$-	$216,997	$(37,772)	$216,997	$(37,772)

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

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At June 30, 2024, and December 31, 2023, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $0.7 million at June 30, 2024. Should the decline in fair value be the result of credit losses or other factors, the security would be moved to nonaccrual status and all accrued interest reversed.

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

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	June 30, 2024	December 31, 2023

Commercial & industrial	$123,287	$126,716
Commercial real estate - owner occupied	130,311	126,717
Commercial real estate - nonowner occupied	304,656	297,323
Agricultural	64,329	65,659
Residential real estate	316,233	318,123
Home equity line of credit (HELOC)	50,099	47,845
Consumer	16,475	17,829

Total loans	1,005,390	1,000,212
Allowance for credit losses	(15,612)	(15,786)

Loans, net	$989,778	$984,426

The totals shown above are net of deferred loan fees and costs, which totaled $0.27 million and $0.44 million at June 30, 2024, and December 31, 2023, respectively.

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

Accrued interest receivable related to loans totaled $3.5 million at June 30, 2024, and is excluded from the estimate of credit losses.

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

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through June 30, 2024, contained within the model is being supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a sound calculation.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.

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

As a result of the adoption of ASC 326, the Company recorded a $1.4 million increase to the ACL as a cumulative-effect adjustment on January 1, 2023. The following tables summarize the activity related to the ACL for the three and six months ended June 30, 2024, and June 30, 2023, and the twelve months ended December 31, 2023.

($ in thousands) For the three months ended June 30, 2024	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,593	$-	$-	$-	$162	$2,755
Commercial real estate - owner occupied	2,009	-	-	-	(42)	1,967
Commercial real estate - nonowner occupied	5,478	-	-	-	(29)	5,449
Agricultural	968	-	-	-	(56)	912
Residential real estate	3,861	-	-	-	(63)	3,798
HELOC	524	-	-	-	10	534
Consumer	210	-	-	16	(29)	197
Total	$15,643	$-	$-	$16	$(47)	$15,612

($ in thousands) For the six months ended June 30, 2024	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,003	$-	$(42)	$6	$788	$2,755
Commercial real estate - owner occupied	1,952	-	-	-	15	1,967
Commercial real estate - nonowner occupied	5,718	-	-	-	(269)	5,449
Agricultural	440	-	-	-	472	912
Residential real estate	4,936	-	-	-	(1,138)	3,798
HELOC	510	-	-	-	24	534
Consumer	227	-	(24)	19	(25)	197
Total	$15,786	$-	$(66)	$25	$(133)	$15,612

($ in thousands) For the three months ended June 30, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,965	$-	$-	$-	$(8)	$1,957
Commercial real estate - owner occupied	1,795	-	-	-	102	1,897
Commercial real estate - nonowner occupied	5,841	-	-	-	(58)	5,783
Agricultural	403	-	-	-	5	408
Residential real estate	4,692	-	(21)	-	314	4,985
HELOC	495	-	-	-	28	523
Consumer	251	-	(11)	10	(8)	242
Total	$15,442	$-	$(32)	$10	$375	$15,795

($ in thousands) For the six months ended June 30, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,663	$230	$-	$-	$64	$1,957
Commercial real estate - owner occupied	1,696	54	-	-	147	1,897
Commercial real estate - nonowner occupied	4,584	1,015	-	-	184	5,783
Agricultural	611	(194)	-	-	(9)	408
Residential real estate	4,438	360	(53)	-	240	4,985
HELOC	547	(76)	-	-	52	523
Consumer	279	(17)	(48)	18	10	242
Total	$13,818	$1,372	$(101)	$18	$688	$15,795

($ in thousands) For the twelve months ended December 31, 2023	Balance, beginning of period	Impact of Adopting ASC 326	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,663	$230	$-	$-	$110	$2,003
Commercial real estate - owner occupied	1,696	54	-	-	202	1,952
Commercial real estate - nonowner occupied	4,584	1,015	-	-	119	5,718
Agricultural	611	(194)	-	-	23	440
Residential real estate	4,438	360	(53)	1	190	4,936
HELOC	547	(76)	-	-	39	510
Consumer	279	(17)	(65)	25	5	227
Total	$13,818	$1,372	$(118)	$26	$688	$15,786

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

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2024, and December 31, 2023.

($ in thousands)	Collateral Type			Allocated
June 30, 2024	Real Estate	Other	Total	Allowance

Commercial & industrial	$1,358	$1,383	$2,741	$344
Commercial real estate - owner occupied	429	-	429	-
Commercial real estate - nonowner occupied	-	-	-	-
Agricultural	-	-	-	-
Residential real estate	969	-	969	12
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$2,756	$1,383	$4,139	$356

($ in thousands)	Collateral Type			Allocated
December 31, 2023	Real Estate	Other	Total	Allowance

Commercial & industrial	$604	$-	$604	$97
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	284	-	284	40
Agricultural	-	-	-	-
Residential real estate	1,023	-	1,023	18
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$1,911	$-	$1,911	$155

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of June 30, 2024.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial & industrial
Pass (1 - 4)	$15,520	$14,949	$14,444	$17,260	$9,622	$11,672	$36,758	$257	$120,482
Special Mention (5)	-	-	-	-	141	-	445	-	586
Substandard (6)	-	-	868	-	43	567	101	139	1,718
Doubtful (7)	-	153	-	226	-	67	-	55	501
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$15,520	$15,102	$15,312	$17,486	$9,806	$12,306	$37,304	$451	$123,287
Current period gross chargeoffs	$-	$42	$-	$-	$-	$-	$-	$-	$42

Commercial real estate - owner occupied
Pass (1 - 4)	$5,918	$31,035	$20,612	$25,695	$14,163	$31,724	$458	$165	$129,770
Special Mention (5)	-	-	92	-	-	-	-	-	92
Substandard (6)	-	-	-	-	430	-	-	-	430
Doubtful (7)	-	-	-	18	-	1	-	-	19
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$5,918	$31,035	$20,704	$25,713	$14,593	$31,725	$458	$165	$130,311
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$26,603	$49,387	$63,021	$44,853	$44,160	$75,484	$96	$-	$303,604
Special Mention (5)	-	-	-	-	-	933	-	-	933
Substandard (6)	-	-	-	-	-	119	-	-	119
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$26,603	$49,387	$63,021	$44,853	$44,160	$76,536	$96	$-	$304,656
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$5,237	$8,568	$15,055	$11,600	$2,882	$10,411	$10,208	$368	$64,329
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$5,237	$8,568	$15,055	$11,600	$2,882	$10,411	$10,208	$368	$64,329
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$14,771	$49,091	$106,101	$82,482	$30,425	$31,988	$-	$-	$314,858
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	96	-	265	52	962	-	-	1,375
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$14,771	$49,187	$106,101	$82,747	$30,477	$32,950	$-	$-	$316,233
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$-	$63	$18	$149	$43,291	$6,376	$49,897
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	53	111	38	202
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$63	$18	$202	$43,402	$6,414	$50,099
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$1,352	$2,599	$4,136	$1,046	$501	$195	$6,634	$-	$16,463
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	7	5	-	-	-	-	12
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$1,352	$2,599	$4,143	$1,051	$501	$195	$6,634	$-	$16,475
Current period gross chargeoffs	$-	$-	$-	$-	$2	$-	$-	$22	$24

Total Loans
Pass (1 - 4)	$69,401	$155,629	$223,369	$182,999	$101,771	$161,623	$97,445	$7,166	$999,403
Special Mention (5)	-	-	92	-	141	933	445	-	1,611
Substandard (6)	-	96	875	270	525	1,701	212	177	3,856
Doubtful (7)	-	153	-	244	-	68	-	55	520
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$69,401	$155,878	$224,336	$183,513	$102,437	$164,325	$98,102	$7,398	$1,005,390
Current period gross chargeoffs	$-	$42	$-	$-	$2	$-	$-	$22	$66

The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of December 31, 2023.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial & industrial
Pass (1 - 4)	$17,239	$18,076	$19,143	$10,573	$7,449	$5,965	$45,831	$444	$124,720
Special Mention (5)	-	731	-	64	-	140	201	-	1,136
Substandard (6)	-	41	-	-	25	137	-	80	283
Doubtful (7)	195	-	226	-	1	100	50	5	577
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$17,434	$18,848	$19,369	$10,637	$7,475	$6,342	$46,082	$529	$126,716
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Pass (1 - 4)	$29,253	$21,427	$26,808	$12,931	$12,881	$20,409	$112	$173	$123,994
Special Mention (5)	-	-	-	2,338	358	-	-	-	2,696
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	26	-	1	-	-	-	27
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$29,253	$21,427	$26,834	$15,269	$13,240	$20,409	$112	$173	$126,717
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$52,915	$67,285	$47,658	$46,364	$30,561	$47,895	$2,377	$-	$295,055
Special Mention (5)	-	-	-	-	838	1,134	-	-	1,972
Substandard (6)	-	-	-	-	-	154	18	-	172
Doubtful (7)	-	-	-	-	-	124	-	-	124
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$52,915	$67,285	$47,658	$46,364	$31,399	$49,307	$2,395	$-	$297,323
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$9,496	$16,131	$12,940	$3,029	$1,859	$9,801	$12,403	$-	$65,659
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$9,496	$16,131	$12,940	$3,029	$1,859	$9,801	$12,403	$-	$65,659
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$53,013	$110,531	$85,075	$31,558	$10,425	$22,564	$1,816	$1,300	$316,282
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	361	54	485	920	-	-	1,820
Doubtful (7)	-	-	-	-	-	21	-	-	21
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$53,013	$110,531	$85,436	$31,612	$10,910	$23,505	$1,816	$1,300	$318,123
Current period gross chargeoffs	$-	$-	$32	$21	$-	$-	$-	$-	$53

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$46	$18	$85	$94	$40,932	$6,492	$47,667
Special Mention (5)	-	-	-	-	-	59	20	99	178
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$46	$18	$85	$153	$40,952	$6,591	$47,845
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$3,296	$5,142	$1,429	$740	$221	$128	$6,863	$-	$17,819
Special Mention (5)	-	-	-	1	-	-	-	-	1
Substandard (6)	-	9	-	-	-	-	-	-	9
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,296	$5,151	$1,429	$741	$221	$128	$6,863	$-	$17,829
Current period gross chargeoffs	$-	$12	$8	$11	$-	$-	$-	$34	$65

Total Loans
Pass (1 - 4)	$165,212	$238,592	$193,099	$105,213	$63,481	$106,856	$110,334	$8,409	$991,196
Special Mention (5)	-	731	-	2,403	1,196	1,333	221	99	5,983
Substandard (6)	-	50	361	54	510	1,211	18	80	2,284
Doubtful (7)	195	-	252	-	2	245	50	5	749
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$165,407	$239,373	$193,712	$107,670	$65,189	$109,645	$110,623	$8,593	$1,000,212
Current period gross chargeoffs	$-	$12	$40	$32	$-	$-	$-	$34	$118

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2024, and December 31, 2023.

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
June 30, 2024	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$716	$188	$2,066	$2,970	$120,317	$123,287
Commercial real estate - owner occupied	18	-	429	447	129,864	130,311
Commercial real estate - nonowner occupied	155	189	27	371	304,285	304,656
Agricultural	-	-	-	-	64,329	64,329
Residential real estate	-	616	368	984	315,249	316,233
HELOC	314	66	50	430	49,669	50,099
Consumer	43	37	5	85	16,390	16,475
Total Loans	$1,246	$1,096	$2,945	$5,287	$1,000,103	$1,005,390

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2023	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$26	$-	$658	$684	$126,032	$126,716
Commercial real estate - owner occupied	-	-	-	-	126,717	126,717
Commercial real estate - nonowner occupied	-	-	29	29	297,294	297,323
Agricultural	-	-	-	-	65,659	65,659
Residential real estate	-	222	395	617	317,506	318,123
HELOC	-	8	67	75	47,770	47,845
Consumer	88	33	1	122	17,707	17,829
Total Loans	$114	$263	$1,150	$1,527	$998,685	$1,000,212

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received. It is at the discretion of management to determine when a loan is placed back on accrual status once a borrower establishes a history of six consecutive timely principal and interest payments. The categories of nonaccrual loans as of June 30, 2024, and December 31, 2023, are presented in the following table.

	June 30, 2024
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$1,439	$1,342	$2,781
Commercial real estate - owner occupied	448	-	448
Commercial real estate - nonowner occupied	27	-	27
Agricultural	-	-	-
Residential real estate	1,151	113	1,264
Home equity line of credit (HELOC)	202	-	202
Consumer	12	-	12

Total loans	$3,279	$1,455	$4,734

	December 31, 2023
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$651	$97	$748
Commercial real estate - owner occupied	26	-	26
Commercial real estate - nonowner occupied	141	-	141
Agricultural	-	-	-
Residential real estate	1,694	18	1,712
Home equity line of credit (HELOC)	180	-	180
Consumer	11	-	11

Total loans	$2,703	$115	$2,818

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the borrower short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this note. For the six months ended June 30, 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of June 30, 2024. The Company monitors loan payments on an ongoing basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the six-month period ended June 30, 2024, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when the extension of credit is not unconditionally cancellable (i.e. the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The allowance for credit losses for unfunded loan commitments of $0.9 million at June 30, 2024, is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and six months ended June 30, 2024, and June 30, 2023.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$862	$1,086	$776	$-
Adjustment for adoption of ASU 2016-13	-	-	-	1,149
Provision for unfunded commitments	47	(230)	133	(293)
Balance, end of period	$909	$856	$909	$856

NOTE 5 – GOODWILL

A summary of the activity in goodwill is presented below:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$23,239	$23,239	$23,239	$23,239
Measurement period adjustments	-	-	-	-

Ending balance	$23,239	$23,239	$23,239	$23,239

Goodwill is not amortized but is evaluated for impairment annually, and on an interim basis if events or circumstances change that indicate an impairment may exist.

As of June 30, 2024, and December 31, 2023, the carrying amount of goodwill was $23.2 million. Goodwill is assessed for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

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

NOTE 6 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.39 billion at June 30, 2024, and $1.37 billion at December 31, 2023. Contractually specified servicing fees of $0.9 million and $1.7 million were included in mortgage loan servicing fees in the consolidated income statement for the three and six months ended June 30, 2024, respectively. Servicing fees of $0.8 million and $1.7 million were included for the three and six months ended June 30, 2023, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Balance at beginning of period	$14,191	$13,548	$13,906	$13,503
Mortgage servicing rights capitalized during the period	654	525	1,031	805
Mortgage servicing rights amortization during the period	(335)	(334)	(608)	(625)
Net change in valuation allowance	38	(16)	219	40
Balance at end of period	$14,548	$13,723	$14,548	$13,723

Valuation allowance:
Balance at beginning of period	$46	$121	$227	$177
Increase (decrease)	(38)	16	(219)	(40)
Balance at end of period	$8	$137	$8	$137
Fair value, beginning of period	$18,141	$16,911	$17,125	$15,754
Fair value, end of period	$18,807	$16,645	$18,807	$16,645

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of June 30, 2024, and December 31, 2023.

	June 30, 2024		December 31, 2023
($ in thousands)	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$66,283	$4,537	$68,381	$3,638
IRLCs	15,182	15	7,466	45
Forward contracts	22,500	40	-	-
Total contracts	$103,965	$4,592	$75,847	$3,683

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$66,283	$(4,537)	$68,381	$(3,638)
Forward contracts	-	-	10,750	(37)
Total contracts	$66,283	$(4,537)	$79,131	$(3,675)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC or forward contract and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three and six months ended June 30, 2024, and 2023.

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	Statement of income classification	2024	2023	2024	2023
Interest rate swap contracts	Other income	$-	$-	$-	$6
IRLCs	Gain on sale of mortgage loans & OMSR	(39)	(55)	(30)	10
Forward contracts	Gain on sale of mortgage loans & OMSR	69	160	77	22

The following table shows the offsetting of financial assets and derivative assets at June 30, 2024, and December 31, 2023.

($ in thousands)	Gross amounts of	Gross amounts offset in the	Net amounts of assets presented in	Gross amounts not offset in the consolidated balance sheet
	recognized assets	consolidated balance sheet	the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2024
Interest rate swaps	$4,629	$92	$4,537	$-	$4,190	$347

December 31, 2023
Interest rate swaps	$3,957	$319	$3,638	$-	$2,900	$738

The following table shows the offsetting of financial liabilities and derivative liabilities at June 30, 2024, and December 31, 2023.

	Gross amounts of	Gross amounts offset in the	Net amounts of liabilities presented in	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized liabilities	consolidated balance sheet	the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2024
Interest rate swaps	$4,629	$92	$4,537	$-	$-	$4,537

December 31, 2023
Interest rate swaps	$3,957	$319	$3,638	$-	$-	$3,638

NOTE 8 – DEPOSITS

Major classification of deposits at June 30, 2024, and at December 31, 2023, were as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Non interest bearing demand	$208,244	$228,713
Interest bearing demand	190,857	166,413
Savings	231,855	216,965
Money market	225,650	202,605
Time deposits less than $250,000	201,041	201,379
Time deposits $250,000 or greater	57,541	54,130
Total Deposits	$1,115,188	$1,070,205

Included in time deposits at June 30, 2024, and December 31, 2023, were $52.5 million and $56.5 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 9 – SHORT-TERM BORROWINGS

($ in thousands)	June 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$15,178	$13,387

The Company has retail repurchase (“REPO”) agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2025 through 2051. As of June 30, 2024, these REPO agreements were secured by securities with a fair value totaling $18.4 million. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) and the Bank Term Funding Program (“BTFP”) by pledging either securities or loans as collateral. As of June 30, 2024, there was $19.9 million pledged to the Discount Window.

At June 30, 2024, and December 31, 2023, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 10 – FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Company’s FHLB advances were secured by $288.7 million in mortgage loans at June 30, 2024. Advances consisted of fixed interest rates from 3.75 to 4.61 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at June 30, 2024, were:

($ in thousands)	Debt
2026	$12,500
2027	5,000
2028	17,500
Total	$35,000

NOTE 11 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Term SOFR as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of June 30, 2024, and December 31, 2023, was $10.3 million, with a maturity date of September 15, 2035.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2024, and December 31, 2023.

($ in thousands)	Fair value at June 30, 2024	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$6,142	$-	$6,142	$-
Mortgage-backed securities	177,615	-	177,615	-
State and political subdivisions	9,663	-	9,663	-
Other corporate securities	14,436	-	14,436	-
Interest rate contracts - assets	4,537	-	4,537	-
Interest rate contracts - liabilities	(4,537)	-	(4,537)	-
Forward contracts	40	40	-	-
IRLCs	15	-	-	15

($ in thousands)	Fair value at December 31, 2023	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$6,517	$-	$6,517	$-
Mortgage-backed securities	188,867	-	188,867	-
State and political subdivisions	9,898	-	9,898	-
Other corporate securities	14,426	-	14,426	-
Interest rate contracts - assets	3,638	-	3,638	-
Interest rate contracts - liabilities	(3,638)	-	(3,638)	-
Forward contracts	(37)	(37)	-	-
IRLCs	45	-	-	45

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2024, and 2023.

	for the Three Months Ended June 30,		for the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest rate lock commitments
Balance at beginning of period	$54	$45	$45	$(20)
Total realized gains (losses)
Change in fair value	(39)	(55)	(30)	10
Balance at end of period	$15	$(10)	$15	$(10)

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at June 30, 2024, and December 31, 2023.

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

($ in thousands)	Fair value at June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$1,559	$-	$-	$1,559
Mortgage servicing rights	59	-	-	59

($ in thousands)	Fair value at December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$864	$-	$-	$864
Mortgage servicing rights	1,896	-	-	1,896

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands)	Fair value at June 30, 2024	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent individually evaluated loans	$1,559	Market comparable properties	Comparability adjustments (%)	10 - 100% (29%)

Mortgage servicing rights	59	Discounted cash flow	Discount rate	11.13%
			Constant prepayment rate	6.19%
			P&I earnings credit	5.33%
			T&I earnings credit	5.14%
			Inflation for cost of servicing	3.50%

IRLCs	15	Discounted cash flow	Loan closing rates	52% - 99%

($ in thousands)	Fair value at December 31, 2023	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent impaired loans	$864	Market comparable properties	Comparability adjustments (%)	2 - 100% (25%)

Mortgage servicing rights	1,896	Discounted cash flow	Discount rate	11.01%
			Constant prepayment rate	7.16%
			P&I earnings credit	5.33%
			T&I earnings credit	5.13%
			Inflation for cost of servicing	3.50%

IRLCs	45	Discounted cash flow	Loan closing rates	27% - 91%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2024, as compared to December 31, 2023.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2024, and December 31, 2023.

Loan Commitments

The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2024, and December 31, 2023, and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
June 30, 2024	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,983	$21,983	$21,983	$-	$-
Interest bearing time deposits	2,417	2,417	-	2,417	-
Loans held for sale	7,864	7,962	-	7,962	-
Loans, net of allowance for credit losses	989,778	986,331	-	-	986,331
Federal Reserve and FHLB Bank stock, at cost	5,204	5,204	-	5,204	-
Interest receivable	4,818	4,818	-	4,818	-

Financial liabilities
Deposits	$1,115,188	$1,117,880	$856,606	$261,274	$-
Short-term borrowings	15,178	15,178	-	15,178	-
FHLB advances	35,000	34,366	-	34,366	-
Trust preferred securities	10,310	9,702	-	9,702	-
Subordinated debt, net of issuance costs	19,666	19,996	-	19,996	-
Interest payable	2,944	2,944	-	2,944	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2023	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$22,965	$22,965	$22,965	$-	$-
Interest bearing time deposits	1,535	1,535	-	1,535	-
Loans held for sale	2,525	2,565	-	2,565	-
Loans, net of allowance for credit losses	984,426	964,216	-	-	964,216
Federal Reserve and FHLB Bank stock, at cost	7,279	7,279	-	7,279	-
Interest receivable	4,657	4,657	-	4,657	-

Financial liabilities
Deposits	$1,070,205	$1,078,028	$814,696	$263,332	$-
Short-term borrowings	13,387	13,387	-	13,387	-
FHLB advances	83,600	83,368	-	83,368	-
Trust preferred securities	10,310	9,759	-	9,759	-
Subordinated debt, net of issuance costs	19,642	19,435	-	19,435	-
Interest payable	2,443	2,443	-	2,443	-

NOTE 14 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and non-employee directors and advisory board members of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 188,456 shares had been granted under the plan as of June 30, 2024.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of June 30, 2024, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first six months of 2024.

On February 5, 2013, the Company adopted a Long Term Incentive Plan (the “LTI Plan”), which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three and six months ended June 30, 2024, was $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2023, was $0.2 million and $0.4 million, respectively.

As of June 30, 2024, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the six months ended June 30, 2024.

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2024	48,966	$18.49
Granted	37,776	15.62
Vested	(18,507)	18.69
Forfeited	-	-
Nonvested, June 30, 2024	68,235	$16.85

NOTE 15 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at June 30, 2024, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us;

●	recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole, any of which could adversely affect the Company’s business, earnings and financial condition;

●	instability in global economic conditions and geopolitical matters (including the ongoing military conflicts in Ukraine and the Middle East), and volatility in financial markets, which could have a material adverse effect on our results of operations and financial condition;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to the continuing inflationary pressures and other economic and financial market conditions;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclosure or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;

●	changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	changes in accounting standards, policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to adapt to or comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to the Company’s environmental, social and governance (ESG) practices, which could affect our reputation and business and operating results;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry;

●	an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of SB Financial

SB Financial Group, Inc. (“SB Financial”) is an Ohio corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). SB Financial’s wholly owned subsidiary, The State Bank and Trust Company (“State Bank”), is an Ohio-chartered bank engaged in commercial banking.

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

Three Months Ended June 30, 2024, compared to Three Months Ended June 30, 2023

Net Income: Net income for the second quarter of 2024 was $3.1 million compared to net income of $3.1 million for the second quarter of 2023, an increase of 1.2 percent. Diluted earnings per share (“DEPS”) of $0.47 for the second quarter of 2024 were slightly higher compared to the DEPS of $0.44 for the second quarter of 2023. Net income for the second quarter of 2024 was positively impacted by higher loan income, which was offset by higher interest expense on deposits and wholesale borrowings. Interest income continues to improve and was up 2.3% compared to the linked quarter. Mortgage loan volume was up 14.9 percent compared to the prior year second quarter, while sales of originated loans were up 16.5 percent when compared to the second quarter of 2023.

Provision for Credit Losses: The second quarter provision for credit losses was zero as compared to $145,000 provision for the prior year quarter. The Company had net recoveries of $16,000 for the second quarter of 2024 compared to net charge-offs of $22,000 for the year-ago quarter. Total delinquent loans (consisting of nonaccruing loans and loans greater than 30 days past due) ended the quarter at $5.3 million, or 0.52 percent of total loans. The Company adopted ASC 326 on January 1, 2023, which increased the allowance for credit losses (“ACL”) by $1.4 million.

Asset Quality Review – For the Period Ended ($ in thousands)	June 30, 2024	June 30, 2023
Net charge-offs (recoveries) – QTD/YTD	$(16)/41	$22/83
Nonaccruing loans	4,734	2,910
OREO / Other Assets Owned (OAO)	510	625
Nonperforming assets	5,244	3,535
Nonperforming assets/Total assets	0.39%	0.26%
Allowance for credit losses/Total loans	1.55%	1.60%
Allowance for credit losses/Nonperforming loans	329.8%	542.8%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $14.0 million for the second quarter of 2024, a decrease of $0.2 million, or 1.0 percent, from the $14.2 million generated during the second quarter of 2023.

Net interest income (“NII”) for the second quarter of 2024 was $9.7 million, which was down $0.2 million from the prior year second quarter’s $9.8 million. Comparing the second quarter of 2024 to the prior year second quarter, the Company’s earning assets decreased $2.7 million, and the average yield on earning assets increased by 41 basis points. The net interest margin for the second quarter of 2024 was 3.11 percent compared to 3.16 percent for the second quarter of 2023. Funding costs (interest paid to consumers and other entities) for deposits and other interest-bearing liabilities for the second quarter of 2024 were 2.47 percent compared to 1.90 percent for the prior year second quarter. The increase in funding costs has been driven by the increased competition among banks for funding sources, although interest expense did decline from the linked quarter for the first time in over two years.

Noninterest income was $4.4 million for the second quarter of 2024, which was level to the prior year second quarter. In addition to the mortgage revenue detailed below, wealth management revenue was slightly down from the prior year. Recapture of mortgage servicing rights increased noninterest income by $0.04 million in the quarter, compared to an impairment of $0.02 million in the prior year second quarter. SBFG Title contributed revenue of $0.4 million in the second quarter of 2024, down $0.05 million from the prior year. Noninterest income as a percentage of average assets for the second quarter of 2024 was 1.31 percent compared to 1.30 percent for the prior year second quarter.

State Bank originated $75.1 million of mortgage loans during the second quarter of 2024, of which $55.8 million were sold with the remainder of loans held for investment. This compares to $65.4 million originated for the second quarter of 2023, of which $47.9 million were sold with the remainder of loans held for investment. These second quarter 2024 originations and subsequent sales resulted in $1.3 million of gains, up $0.2 million from the gains for the second quarter of 2023. Net mortgage banking revenue was $1.84 million for the second quarter of 2024 compared to $1.55 million for the second quarter of 2023. The economic headwinds of higher interest rates and limited housing supply in our markets has kept overall production down below historical levels.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2024 was $10.7 million, which was up $0.4 million compared to $10.3 million in the prior-year second quarter. Commission expense for both mortgage and Small Business Administration (“SBA”) is higher compared to the prior year due to the total origination volume.

Income Taxes: Income taxes for the second quarter of 2024 were $0.3 million compared to $0.6 million for the second quarter of 2023. This quarter included a recapture of a prior period over accrual and the higher impact of our captive insurance agency, SB Captive.

Six Months Ended June 30, 2024, compared to Six Months Ended June 30, 2023

Net Income: Net income for the first six months of 2024 was $5.5 million compared to net income of $5.5 million for the first six months of 2023, a decrease of 0.8 percent. Diluted earnings per share (“DEPS”) of $0.82 were up 6.8 percent compared to the DEPS of $0.79 for the first six months of 2023. Net income for the first six months of 2024 was positively impacted by the Company’s recapture of temporary impairment of $0.2 million on its mortgage servicing rights, while net income for the 2023 first six months was positively impacted by a recapture of mortgage servicing rights of $0.04 million. Mortgage loan volume was up 2.9 percent during the first six months of 2024, with a higher percentage of originated volume sold on the secondary market, as compared to the same period in 2023. Funding costs for the first six months of 2024 were up nearly 50 percent as compared to the prior year first six months.

Provision for Credit Losses: The first six months of 2024 provision for credit losses was zero as compared to $0.4 million in provision for the prior year first six months. Net charge-offs for the current year were $41,000 compared to net charge-offs of $83,000 for the year-ago first six months.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $27.2 million for the first six months of 2024, a decrease of $1.0 million, or 3.6 percent, from the $28.2 million generated during the first six months of 2023.

NII for the first six months of 2024 was $18.8 million, which was down $1.3 million from the prior year first six months $20.2 million. The net interest margin for the first six months of 2024 was 3.02 percent compared to 3.24 percent for the first six months of 2023 as funding costs increased faster than the yield on earnings assets. Funding costs (interest paid to consumers and other entities) for interest bearing liabilities for the first six months of 2024 were 2.51 percent compared to 1.69 percent for the prior year first six months.

Noninterest income was $8.3 million for the first six months of 2024, which was up $0.3 million from the prior year first six months $8.0 million. In addition to the mortgage revenue detailed below, recapture of our mortgage servicing rights impairment increased noninterest income in the first six months by nearly $0.2 million compared to the first six months of 2023. Our title agency contributed revenue of $0.7 million in the first six months of 2024, down $0.1 million from the prior year first six months level of $0.8 million.

State Bank originated $118.0 million of mortgage loans during the first six months of 2024, of which $92.5 million was sold with the remainder of loans held for investment. This compares to $114.8 million originated for the first six months of 2023, of which $73.7 million was sold with the remainder of loans held for investment. These 2024 year-to-date mortgage originations and subsequent sales resulted in $2.1 million of gains, up $0.4 million from the $1.7 million in gains for the first six months of 2023. Net mortgage banking revenue was $3.4 million for the first six months of 2024 compared to $2.8 million for the first six months of 2023.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2024 was $21.0 million, which was down $0.1 million compared to $21.1 million in the prior-year first six months. Commission and benefit expense was down compared to the prior year due to lower staffing levels and lower medical costs.

Income Taxes: Income taxes for the first six months of 2024 were $0.7 million (effective rate of 11.9 percent) compared to $1.1 million (effective rate of 17.2 percent) for the first six months of 2023.

Changes in Financial Condition

Total assets at June 30, 2024, were $1.34 billion, still largely unchanged since December 31, 2023. Total loans, net of unearned income, were $1.01 billion as of June 30, 2024, up $5.2 million, or 0.5 percent, from year-end. Total deposits at June 30, 2024, were $1.11 billion, an increase of $45.0 million, or 3.9 percent, since 2023 year end.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $80.2 million at June 30, 2024. This is down from year-end 2023 when borrowed funds totaled $126.9 million due to the paydown of FHLB advances. Total equity for the Company of $125.5 million now stands at 9.4 percent of total assets compared to the December 31, 2023, level of $124.3 million or 9.3 percent of total assets. Adjusting for the temporary impairment of Accumulated Other Comprehensive Loss, total equity would increase to $157.3 million or 11.7% of total assets.

The allowance for credit losses of $15.6 million is down $0.2 million from the December 2023 year-end level due to $0.04 million of net charge-offs and zero provision for the year. The Company has had stable to slightly weaker asset quality through the first six months of 2024, with the non-performing asset ratio at 39 basis points and coverage on non-performing loans at 330 percent.

Capital Resources

As of June 30, 2024, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2024, that management believes have changed State Bank’s capital classification. The Company adopted CECL on January 1, 2023, which reduced capital levels by $2.0 million. The Company elected to not phase in the impact of CECL as the reduction in capital did not have a material impact to tangible and regulatory capital levels.

State Bank’s actual capital levels and ratios as of June 30, 2024, and December 31, 2023, are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Tier I Capital to average assets	$154,330	11.31%	$54,573	4.0%	$68,216	5.0%
Tier I Common equity capital to risk-weighted assets	154,330	13.98%	49,661	4.5%	71,732	6.5%

Tier I Capital to risk-weighted assets	154,330	13.98%	66,214	6.0%	88,286	8.0%
Total Risk-based capital to risk-weighted assets	168,158	15.24%	88,286	8.0%	110,357	10.0%

As of December 31, 2023
Tier I Capital to average assets	$148,049	10.93%	$54,185	4.0%	$67,732	5.0%
Tier I Common equity capital to risk-weighted assets	148,049	13.42%	49,640	4.5%	71,702	6.5%

Tier I Capital to risk-weighted assets	148,049	13.42%	66,186	6.0%	88,249	8.0%
Total Risk-based capital to risk-weighted assets	161,872	14.67%	88,249	8.0%	110,311	10.0%

Regulatory capital requirements commonly referred to as “Basel III” were fully phased in as of January 1, 2019, and are reflected in the June 30, 2024, capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $240.1 million at June 30, 2024, compared to $246.7 million at December 31, 2023.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $815.5 million at June 30, 2024, and $807.8 million at December 31, 2023, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2024, all eligible commercial real estate, first mortgage residential, agricultural and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2024, and June 30, 2023 follows.

The Company experienced negative cash flows from operating activities for the six months ended June 30, 2024, and June 30, 2023. Net cash used in operating activities was $.1 million for the six months ended June 30, 2024, and $.9 million for the six months ended June 30, 2023. Highlights for the current year include $92.5 million in proceeds from the sale of loans, which is up $18.8 million from the prior year. Originations of loans held for sale was a use of cash of $96.7 million, which is up $20.4 million from the prior year . For the six months ended June 30, 2024, there was a gain on sale of loans of $2.2 million, and depreciation and amortization on premises and equipment of $1.1 million.

The Company experienced positive cash flows from investing activities for the six months ended June 30, 2024, and negative cash flows from investing activities for the six months ended June 30, 2023. Net cash provided by investing activities was $3.7 million for the six months ended June 30, 2024, and net cash used in investing activities was $14.0 million for the six months ended June 30, 2023. Highlights for the current year include an increase of $5.2 million in loans, which is down $17.7 million from the prior year six-month period. These cash payments were offset by $9.1 million in proceeds from maturities and sales of securities, which is down $1.2 million from the prior year six-month period.

The Company experienced negative cash flows from financing activities for the six months ended June 30, 2024, and positive cash flows from financing activities for the six months ended June 30, 2023. Net cash used by financing activities was $4.6 million for the six months ended June 30, 2024, and net cash provided by financing activities was $8.1 million for the six months ended June 30, 2023. Highlights for the current period include a $41.9 million increase in transaction deposits and a $3.1 million increase in time deposits for the six months ended June 30, 2024. This compares to the prior year six-month period where transaction deposits decreased by $64.3 million and time deposits increased by $48.8 million. Net repayments of Federal Home Loan Bank advances for the six months ended June 30, 2024, were $48.6 million, compared to net proceeds of $21.3 million for the prior year six-month period.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $815.5 million were pledged to meet FHLB collateralization requirements as of June 30, 2024. Based on the current collateralization requirements of the FHLB, the Company had approximately $144.7 million of additional borrowing capacity at June 30, 2024. The Company also had $62.0 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of June 30, 2024, the Company had commitments to sell mortgage loans totaling $18.1 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 21, 2022, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2024. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended June 30, 2024.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/01/24 - 04/30/24	6,308	$13.68	6,308	200,001
05/01/24 - 05/31/24	7,045	14.04	7,045	192,956
06/01/24 - 06/30/24	13,438	14.02	13,438	179,518
Total	26,791	$13.95	26,791	179,518

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits

3.1	–	Amended Articles of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.2	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785))
3.3	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997 (Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507))
3.4	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507))
3.5	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507))
3.6	–	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507))
3.7	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507))
3.8	–	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.9	–	Amended and Restated Regulations of the Company (Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507))
3.10	–	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009 (Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507))
31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101.INS	–	Inline XBRL Instance Document.
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: August 8, 2024	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer