Form 10-K
period 2024-12-31
SB FINANCIAL GROUP, INC.
filed 2025-03-07
CIK 767405

2024 SB Financial Group, Inc. 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 001-36785

SB FINANCIAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(419) 783-8950
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which
Common Shares, No Par Value	SBFG	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the closing price of the common shares as reported on the NASDAQ Capital Market as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $93.5 million. For this purpose, executive officers and directors of the registrant are considered affiliates.

The number of common shares of the registrant outstanding at February 21, 2025 was 6,534,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 16, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2024 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 13 of this Annual Report on Form 10-K.

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

Through its direct and indirect subsidiaries, SB Financial is engaged in a variety of financial activities, including commercial banking, and wealth management services, as explained in more detail below.

As used in this Annual Report on Form 10-K, the “Company” refers to SB Financial and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, SB Financial.

The State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of SB Financial. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines (“ATMs”); commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates 25 banking centers, located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Ottawa, Williams and Wood, and one banking center located in Allen County, Indiana. State Bank also presently operates seven loan production offices, located in Franklin and Lucas Counties, Ohio, Boone, Hamilton and Steuben Counties, Indiana, and Monroe County, Michigan. At December 31, 2024, State Bank had 244 full-time equivalent employees.

SBFG Title, LLC

SBFG Title, LLC dba Peak Title Agency (“SBFG Title”) was formed as an Ohio limited liability company in January 2019 and purchased all of the assets and real estate of an Ohio-based title agency effective March 15, 2019. SBFG Title is a wholly owned subsidiary of SB Financial. SBFG Title provides title insurance and operates two locations within the Ohio Counties of Franklin and Williams. At December 31, 2024, SBFG Title had 8 full-time equivalent employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2024, SBI had no employees.

SB Captive

SB Captive, Inc. (“SB Captive”) is a Nevada corporation and wholly owned subsidiary of SB Financial. SB Captive is a self-insurance company that provides coverage to State Bank and SB Financial. The purpose of the SB Captive is to mitigate insurance risk by participating in a pool with other banks. At December 31, 2024, SB Captive had no employees.

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

Dissolved Subsidiaries

In December 2024, the Company completed the dissolution of four of its inactive subsidiaries: RFCBC, Inc., Rurbanc Data Services Inc., Rurban Mortgage Company, and SBFG Mortgage, LLC.

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

Supervision and Regulation

The following is a summary discussion of the significant statutes and regulations applicable to the Company. This discussion is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on our business.

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

The Federal Home Loan Bank (the “FHLB”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2024.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the FRB reduced reserve requirement ratios to 0 percent effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0 percent as of December 31, 2024.

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by State Bank and the Company’s other subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (the “ODFI”) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2024, State Bank had $24.7 million of excess earnings over the preceding three years.

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

At December 31, 2024, State Bank was in compliance with all of the regulatory capital requirements to which it was subject. For State Bank’s capital ratios, see Note 16 to the Consolidated Financial Statements under Item 8 of this Report on Form 10-K (the “Consolidated Financial Statements”).

The FRB has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FRB has less flexibility in determining how to resolve the problems of the institution. In addition, the FRB generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. State Bank’s capital at December 31, 2024, met the standards for the highest capital category, a “well-capitalized” bank.

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

On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion (“small bank credits”) beginning September 30, 2019. As of June 30, 2020, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of September 30, 2022, the DRR was 1.26%. Because the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023. In the FDIC’s most recent semiannual update for the Amended Restoration Plan in October 2024, the FDIC noted a 6 basis point increase in the reserve ratio, from 1.15% as of December 31, 2023 to 1.21% as of June 30, 2024. The FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the Amended Restoration Plan and all scheduled assessment rates were maintained.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC began collecting the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. Because State Bank’s uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, State Bank is not subject to this special assessment.

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

On October 24, 2023, the federal banking agencies, including the FRB, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The Company is still evaluating and cannot predict the impact the changes to the CRA may have on its operations at this time.

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

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the FRB and the FDIC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016, and again in 2024, that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

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

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards. The Company’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97.

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

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in Current Reports on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in their Annual Reports on Form 10-K. See ITEM 1C. CYBERSECURITY. Public companies are now required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. These SEC rules, and related regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking laws and regulations.

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

Effect of Environmental Regulation

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company believes that the nature of its operations has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the near future. The Company may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

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

At December 31, 2024, the Company employed approximately 252 full-time equivalent employees to whom a variety of benefits are provided. Management considers its relationship with its employees to be good.

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

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of the Reform Act.

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

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest and Central Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.

The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. In addition, trade negotiations between the U.S. and other nations, including negotiations related to recent tariffs and threats of tariffs by the U.S., remain uncertain and could adversely impact economic and market conditions for the Company and our clients and counterparties. Instability in global economic conditions and geopolitical matters, such as military conflicts in Ukraine and the Middle East, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remains likely to continue. In addition, the October 7, 2023, attack by Hamas in Israel has resulted in prolonged conflict and disruption in the Middle East. Although the length, impact and outcome of the ongoing war in Ukraine and the conflict in the Middle East are highly unpredictable, these conflicts have resulted, and could continue to result, in significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company’s business for an unknown period of time. Any of the above-mentioned events or disruptions could affect our business, financial condition and operating results, and may also magnify the impact of other risks described in this Form 10-K.

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

Moreover, the Financial Accounting Standards Board (the “FASB”) has changed its requirements for establishing the ACL. On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaced the incurred loss model with an expected loss model and is referred to as the CECL model. Under the incurred loss model, loans were recognized as impaired when there was no longer an assumption that future cash flows would be collected in full under the originally contracted terms. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model requires significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect or inadequate, the ACL may not be sufficient, resulting in the need for additional ACL to be established, which could have a material adverse impact on our financial condition and results of operations.

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

We have completed various acquisitions of other financial institutions and branches and assets of other financial institutions in the past, including our recent acquisition of Marblehead Bancorp, Inc. and its banking subsidiary, The Marblehead Bank, on January 17, 2025. In the future, we may acquire other financial institutions or branches or assets of other financial institutions. We may also open new branches, enter into new lines of business, or offer new products or services. Any such acquisition or expansion of our business will involve a number of expenses and risks, which may include some or all of the following:

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

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, social media and other marketing activities, and from actions taken by governmental regulators and community organizations in response to any of the foregoing activities. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation and regulatory action, and could have a material adverse effect on the price of our common shares or result in heightened volatility of our stock price.

Recent and future bank failures may adversely affect the Company’s business, earnings and financial condition.

The failure of other banks can have significant impacts on the national, regional and local banking industry and the business environment in which the Company operates. The bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during 2023 caused a degree of panic and uncertainty in the investor community and among bank customers generally. Similar bank failures may occur in the future, which could reduce customer confidence, affect sources of funding and liquidity (for example, by increasing the withdrawal or transfer of deposits by customers), increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole. The Company will continue to monitor future potential bank failures and/or volatility within the banking industry in general, along with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.

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

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both third-party service providers and us. State Bank’s necessary dependence upon automated systems to record and process State Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also routinely review documentation of such controls and backups related to third party service providers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced cyberattacks with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses and organizations have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information.

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

The banking industry is highly regulated. We are subject to supervision, regulation and examination by various federal and state regulators, including the FRB, the ODFI, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (“FINRA”), and various state regulatory agencies. The statutory and regulatory framework that governs the Company is generally designed to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole and not to protect shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividends or distributions that we can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under generally accepted accounting principles in the United States of America. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Company to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of our common shares. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

Equity markets in general and our common shares have experienced volatility over the past few years. The market price of our common shares may continue to be subject to volatility unrelated to our operating performance or business prospects, which could result in a decline in the market price of our common shares.

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

In many cases, shareholders may receive a premium for their shares if we were purchased by another company. Ohio law and our Amended Articles of Incorporation, as amended, and Amended and Restated Regulations, as amended, make it difficult for anyone to purchase us without the approval of our Board of Directors. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

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

We may experience increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance (“ESG”) practices.

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

Our Board of Directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The Audit Committee and the Board of Directors provides structured oversight of the Company’s risk management program, which focuses on the most significant short, intermediate, and long-term risks the Company faces. The Company has an Information Security Council (the “Council”) that is responsible for overseeing the development and upkeep of written policies and procedures aimed at safeguarding the Company’s information systems and the nonpublic information stored within them. In addition, the Council plays a crucial role in the governance of the cybersecurity risk management process. This involves collaborating with third-party industry experts and the Company’s internal audit team to conduct risk assessments of the Company’s information security program (the “Program”). The assessments encompass an evaluation of the Company’s adherence to the Program, including the elements of the Program that are dictated by relevant laws, regulations, and the Company’s information security policy and procedures. Reports of the Council are shared regularly throughout the year with the Board of Directors. Furthermore, the Company conducts periodic cybersecurity assessments and preparedness analyses, supervised by our designated Chief Technology & Innovation Officer (“CTIO”).

The Company routinely engages third-party industry experts to perform risk assessments of the Program. At least annually, our internal audit team conducts a formal risk assessment and develops an audit plan that identifies, assesses, and prioritizes risks that include cybersecurity. The results of the risk assessment and the proposed audit plan are communicated to various leaders within the Company as well as the Audit Committee for input. The audit plan is reassessed throughout the year, and the plan is subject to modification by our internal audit team, e.g., based on such considerations as changes to resources, business operations, or internal or external risk factors.

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. State Bank owns this facility, with a portion of the facility utilized as a retail banking center. In addition, State Bank owns the land and buildings occupied by 23 of its banking centers and leases two other properties used as banking centers. The Company also occupies office space from various parties for loan production and other business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties which are owned by State Bank.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Delaware, Franklin, Fulton, Hancock, Lucas, Paulding, Williams and Wood counties of Ohio; Allen, Boone, Hamilton and Steuben counties of Indiana; and Monroe county of Michigan:

SB Financial Group, Inc. Property List as of December 31, 2024

($ in thousands)	Description/Address	Leased/ Owned	Total Deposits 12/31/24

Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$301,890

Banking Centers/Drive-Thru’s
1419	West High Street, Bryan, OH	Owned	63,596
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	34,140
312	Main Street, Delta, OH	Owned	19,953
4080	West Dublin Granville Road, Dublin, OH	Owned	88,108
104	North Michigan Avenue, Edgerton, OH	Owned	11,091
201	East Lincoln Street, Findlay, OH	Owned	25,926
408	South Main Street Suite A, Findlay, OH	Leased	133
12832	Coldwater Road, Fort Wayne, IN	Owned	29,979
1232	North Main Street, Bowling Green, OH	Owned	24,782
235	Main Street, Luckey, OH	Owned	29,604
133	East Morenci Street, Lyons, OH	Owned	24,437
930	West Market Street, Lima, OH	Owned	66,383
1201	East Main Street, Montpelier, OH	Owned	43,168
218	North First Street, Oakwood, OH	Owned	23,915
220	North Main Street, Paulding, OH	Owned	84,437
610	East South Boundary Street, Perrysburg, OH	Owned	12,689
119	South State Street, Pioneer, OH	Owned	37,896
6401	Monroe Street, Sylvania, OH	Owned	56,438
311	Main Street, Walbridge, OH	Owned	28,278
101	North Michigan Street, Edon, OH	Owned	58,790
1379	North Shoop Avenue, Wauseon, OH	Owned	86,972

Loan Production Offices
307	North Wayne Street, Angola, IN	Owned	N/A
10100	Lantern Road, Suite 240, Fishers, IN	Leased	N/A
94	Granville Street, Gahanna, OH	Owned	N/A
8204	Secor Road, Lambertville, MI	Leased	N/A
1900	Monroe Street, Suite 108, Toledo, OH	Leased	N/A
100	South Main Street, Suite 102, Zionsville, IN	Leased	N/A

Service Facilities (SBT/ SBFG Title)
105	East Holland Street, Archbold, OH	Leased	N/A
125	West Butler Street, Bryan OH	Owned	N/A
9101	Antares Avenue, Columbus, OH	Owned	N/A
1911	Baltimore Road, Defiance, OH	Leased	N/A
Total deposits			$1,152,605

SB Captive operates from office space located at 101 Convention Center Dr.,Suite 850, Las, Vegas, NV 89109.

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next five years. Aggregate rental expense for these leases was $0.20 million and $0.19 million for the years ended December 31, 2024, and 2023, respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2025	$275
2026	197
2027	158
2028	122
2029	116
Thereafter	487
Total minimum lease payments	$1,355

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

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Information about our Executive Officers

The following table lists the names and ages of the executive officers of the Company as of February 21, 2025, the positions presently held by each executive officer, and the principal occupation(s) and business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his or her principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)

Mark A. Klein	70	Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since March 2007.

Anthony V. Cosentino	63	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since June 2010.

Ernesto Gaytan	53	Executive Vice President and Chief Technology Innovation Officer of the Company and State Bank since November 2017.

Steven R. Walz	54	Executive Vice President and Chief Lending Officer of State Bank since December 2021; Senior Vice President and Chief Lending Officer of State Bank from September 2021 through December 2021; Senior Vice President and Chief Credit Officer of State Bank from November 2017 through November 2019; Vice President and Senior Credit Analyst of State Bank from September 2012 through November 2017; Assistant Vice President and Commercial Services Officer of State Bank from September 2011 to September 2012; Assistant Vice President and Credit Analyst of State Bank from January 2010 through September 2012; Began working for State Bank in October 2007 as a Credit Analyst; Mr. Walz left State Bank in November 2019 to work as President for K&P Medical Transport, LLC. prior to rejoining State Bank in September 2021.

Keeta J. Diller	68	Executive Vice President of the Company since July 2019; Executive Vice President and Chief Operations Officer of State Bank since August 2024; Executive Vice President and Chief Risk Officer from July 2019 to August 2024; Senior Vice President and Chief Enterprise Risk Management Officer of State Bank from August 2018 through July 2019; Senior Vice President and Audit Coordinator and Director of Operations of State Bank from December 2011 through August 2018; Vice President and Internal Auditor of State Bank from January 2010 through December 2011; Corporate Secretary for the Company since 1996; Began working for State Bank in February 1990 as the Accounting Supervisor.

David A. Homoelle	57	Residential Real Estate Executive of State Bank since April 2024; Columbus Regional President and Residential Real Estate Executive of State Bank from May 2021 through April 2024; Columbus Regional President of State Bank from November 2007 through May 2021; Began working for State Bank in November 2007 as a Columbus Regional President.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG”. There were 6,493,526 common shares outstanding as of December 31, 2024, which were held by approximately 1,115 record holders.

The Company paid quarterly dividends on its common shares in the aggregate amounts of $0.56 per share and $0.52 per share in 2024 and 2023, respectively. The Company presently anticipates continuing to pay quarterly dividends in the future at similar levels. However, there is no guarantee that dividends on our common shares will continue in the future.

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

Performance Graph

The following performance graph compares the five-year total shareholder return of the Company’s common shares, based on an initial investment on December 31, 2019, and assuming reinvestment of dividends, against two indices – the NASDAQ Composite Index and the KBW NASDAQ Bank Index. This Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this Performance Graph by reference into such filing.

SB Financial Group, Inc.

Total Return Performance
250
200
150
100
50
Index Value
SB Financial Group, Inc.
NASDAQ Composite Index
KBW NASDAQ Bank Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
SB Financial Group, Inc.	100.00	95.27	104.99	97.59	91.79	129.56
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60

Source: S&P Global Market Intelligence

© 2025

Issuer Purchases of Equity Securities

The table below reflects the common shares repurchased by the Company during the three months ended December 31, 2024. On December 18, 2024, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of 500,000 shares through December 31, 2026. As of December 31, 2024, the Company had repurchased 17,460 shares, and 482,540 shares remained available for purchase under this program. The December 18, 2024, share repurchase program replaced the Company’s prior repurchase program announced on December 21, 2022, under which an aggregate 500,000 common shares of the Company were repurchased through December 2024.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/01/24 - 10/31/24	25,651	$19.79	25,651	87,354
11/01/24 - 11/30/24	33,296	20.59	33,296	54,058
12/01/24 - 12/31/24	71,518	21.69	71,518	482,540
Total	130,465	$21.04	130,465	482,540

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

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes as of and for the years ended December 31, 2024, and 2023 included in this Annual Report on Form 10-K.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company. The Company intends to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2024, the Company generated $17.0 million in noninterest income, or 29.9 percent of total operating revenue, from fee-based products. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management services, saleable business-based loans (small business and farm service) and title agency revenue. For the twelve months ended December 31, 2023, the Company generated $17.7 million in noninterest income, or 31.1 percent of total operating revenue from fee-based products.

Strengthen our penetration in all markets served: Over our 122-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Bowling Green, Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal, but we believe our potential for growth is significant. Over the past few years, we have expanded and committed additional resources to our presence in the Findlay and Edgerton markets in particular; however, we continue to seek to expand the presence and penetration in all of our markets. On January 17, 2025, we established our presence in Ottawa County with the acquisition of The Marblehead Bank located in Marblehead, Ohio.

Expand product utilization by new and existing customers: As of December 31, 2024, we operated in 14 counties in Northwest Ohio, Central Ohio and Northeast Indiana with 23 full-service offices, 23 ATM’s and seven loan production offices. Combined in the 14 counties of operation, we command 0.94 percent of the deposit market share, which has steadily grown. In our traditional markets of Northwest Ohio, the deposit market share is 4.40 percent.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2024, the Company serviced 8,750 residential mortgage loans with an aggregate principal balance of $1.43 billion. As of December 31, 2023, the Company serviced 8,549 loans with an aggregate principal balance of $1.37 billion.

Sustain asset quality: As of December 31, 2024, the Company’s asset quality metrics remained strong. Specifically, total nonperforming assets were $5.5 million, or 0.40 percent of total assets. Total delinquent loans at December 31, 2024 were 0.63 percent of total loans. As of December 31, 2023, the Company had total nonperforming assets of $3.3 million, or 0.25 percent of total assets. Total delinquent loans at December 31, 2023 were 0.15 percent of total loans.

The successful execution of these five strategies has enabled the Company to improve financial performance across a broad series of metrics. These metrics over the last five years are outlined in the following table. Specifically, the Company has increased total assets by $121.7 million, or 9.7 percent. The growth has been on both sides of the balance sheet over the five-year period, with loans growing $174.0 million or 19.9 percent and deposits growing $103.6 million or 9.9 percent.

During the prior five-year period, the Company has raised capital through the issuance of debt securities to the market, which has improved capital significantly and expanded liquidity for potential strategic expansion. Strategic expansion has also occurred during the period with the acquisition of a small community bank (The Edon State Bank of Edon, Ohio) in 2020, the opening of three branch offices and the acquisition of two full-service title agencies. As detailed in Note 23, we closed on an acquisition of another small community bank in Marblehead, Ohio on January 17, 2025.

Financial Highlights

Year Ended December 31,

($ in thousands, except per share data)
Earnings	2024	2023	2022	2021	2020

Interest income	$64,349	$58,152	$44,569	$41,904	$42,635
Interest expense	24,427	18,879	5,170	4,020	6,705
Net interest income	39,922	39,273	39,399	37,884	35,930
Provision for loan losses	124	315	-	1,050	4,500
Noninterest income	17,017	17,721	18,231	30,697	30,096
Noninterest expense	42,959	41,962	42,314	44,808	43,087
Provision for income taxes	2,386	2,622	2,795	4,446	3,495
Net income	11,470	12,095	12,521	18,277	14,944
Net income available to common shareholders	11,470	12,095	12,521	18,277	14,944

Per Common Share Data
Basic earnings	$1.72	$1.77	$1.79	$2.58	$1.96
Diluted earnings	1.72	1.75	1.77	2.56	1.96
Cash dividends declared	0.56	0.52	0.48	0.44	0.40
Total equity per share	19.64	18.50	17.08	21.05	19.39

Average Balances
Average total assets	$1,361,274	$1,334,644	$1,318,781	$1,322,253	$1,161,396
Average equity	124,742	118,315	126,963	144,223	139,197

Ratios
Return on average total assets	0.84%	0.91%	0.95%	1.38%	1.29%
Return on average equity	9.19	10.22	9.86	12.67	10.74
Cash dividend payout ratio[1]	32.87	29.62	27.25	17.18	20.54
Average equity to average assets	9.16	8.86	9.63	10.91	11.99

Period End Totals
Total assets	$1,379,517	$1,343,249	$1,335,633	$1,330,854	$1,257,839
Available-for-sale securities	201,587	219,708	238,780	263,259	149,406
Loans held for sale	6,770	2,525	2,073	7,472	7,234
Total loans & leases	1,046,735	1,000,212	962,075	822,714	872,723
Allowance for credit losses	15,096	15,786	13,818	13,805	12,574
Total deposits	1,152,605	1,070,205	1,086,665	1,113,045	1,049,011
Advances from FHLB	35,000	83,600	60,000	5,500	8,000
Trust preferred securities	10,310	10,310	10,310	10,310	10,310
Subordinated debt, net	19,690	19,642	19,594	19,546	-
Total equity	127,508	124,342	118,428	144,929	142,923

[1]	Cash dividends on common shares divided by net income available to common.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2024 and 2023. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Changes in Financial Condition

Total assets at December 31, 2024, were $1.38 billion, compared to $1.34 billion at December 31, 2023. Loans (excluding loans held for sale) were $1.05 billion at December 31, 2024, compared to $1.00 billion at December 31, 2023. Total deposits were $1.15 billion at December 31, 2024, compared to $1.07 billion at December 31, 2023. The Company continued to allocate the reductions in our bond portfolio, from scheduled amortization, into higher yielding loan balances.

The following are the condensed average balance sheets of the Company for the years ending December 31 and includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2024			2023			2022
($ in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Taxable securities/cash	$247,026	$6,844	2.77%	$254,133	$6,092	2.40%	$330,549	$5,798	1.75%
Non-taxable securities	6,393	146	2.28%	7,181	170	2.37%	8,106	198	2.44%
Loans, net[1]	1,014,375	57,359	5.65%	985,217	51,890	5.27%	888,116	38,573	4.34%
Total earning assets	1,267,794	64,349	5.08%	1,246,531	58,152	4.67%	1,226,771	44,569	3.63%
Cash and due from banks	4,388			4,035			7,296
Allowance for credit losses	(15,536)			(15,478)			(13,808)
Premises and equipment	20,929			22,990			24,137
Other assets	83,699			76,566			74,385
Total assets	$1,361,274			$1,334,644			$1,318,781

Liabilities
Savings and interest-bearing demand deposits	$643,710	$11,073	1.72%	$619,906	$7,599	1.23%	$693,271	$2,258	0.33%
Time deposits	259,818	9,962	3.83%	236,665	7,109	3.00%	159,401	1,219	0.76%
Repurchase agreements & other	14,336	154	1.07%	15,765	74	0.47%	20,481	39	0.19%
Advances from FHLB	39,092	1,721	4.40%	55,044	2,603	4.73%	16,420	515	3.14%
Trust preferred securities	10,310	739	7.17%	10,310	716	6.94%	10,310	361	3.50%
Subordianted debt	19,655	778	3.96%	19,616	778	3.97%	19,570	778	3.98%
Total interest-bearing liabilities	986,921	24,427	2.48%	957,306	18,879	1.97%	919,453	5,170	0.56%

Demand deposits	227,445			237,976			252,899
Other liabilities	22,156			21,047			19,466
Total liabilities	1,236,522			1,216,329			1,191,818
Shareholders’ equity	124,742			118,315			126,963
Total liabilities and shareholders’ equity	$1,361,264			$1,334,644			$1,318,781

Net interest income (tax equivalent basis)		$39,922			$39,273			$39,399

Net interest income as a percent
of average interest-earning assets - GAAP measure			3.15%			3.15%			3.21%

Net interest income as a percent of average
interest-earning assets - Non-GAAP measure [2]			3.16%			3.16%			3.22%
-- Computed on a fully tax equivalent basis (FTE)

[1]	Nonaccruing loans and loans held for sale are included in the average balances.
[2]	Interest on tax exempt securities and loans is computed on a tax equivalent basis using a 21 percent statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.14, $0.14 and $0.11 million in 2024, 2023 and 2022, respectively.

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume variance - change in volume multiplied by the previous year’s rate.

●	Rate variance - change in rate multiplied by the previous year’s volume.

●	Rate/volume variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Total
	Variance	Variance Attributable To
($ in thousands)	2024/2023	Volume	Rate

Interest income
Taxable securities	$752	$(170)	$922
Non-taxable securities[1]	(24)	(19)	(5)
Loans, net of unearned income and deferred fees[1]	5,469	1,536	3,933
Total interest income	6,197	1,346	4,851

Interest expense
Savings and interest-bearing demand deposits	3,474	292	3,182
Time deposits	2,853	695	2,158
Repurchase agreements & other	80	(7)	87
Advances from FHLB	(882)	(754)	(128)
Trust preferred securities	23	-	23
Subordinated debt	-	-	-
Total interest expense	5,548	226	5,322

Net interest income	$649	$1,119	$(470)

[1]	Interest on non-taxable securities and loans has been adjusted to fully tax equivalent

The maturity distribution and weighted-average interest rates of debt securities available-for-sale at December 31, 2024, are set forth in the table below. The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		Weighted		Weighted		Weighted		Weighted		Weighted
	Within	Average	1-5	Average	5-10	Average	After	Average		Average
($ in thousands)	1 Year	Yield	Years	Yield	Years	Yield	10 Years	Yield	Total	Yield
Available-for-sale:
U.S. Treasury and Government agencies	$2,138	4.08%	$817	3.39%	$4,434	1.46%	-		$7,389	1.84%
Mortgage-backed securities	756	2.95%	16,536	1.38%	8,645	1.97%	143,683	1.90%	169,620	1.86%
State and political subdivisions	-		276	2.61%	3,446	3.75%	5,685	2.35%	9,407	2.83%
Other corporate securities	-		-		15,171	3.69%	-		15,171	3.69%
Total securities by maturity	$2,894	3.78%	$17,629	1.49%	$31,696	2.92%	$149,368	1.92%	$201,587	2.04%

($ in thousands)	Years Ended December 31,
Total loans	2024	2023	% Change
Commercial business & agriculture	$189,298	$191,932	-1.4%
Commercial real estate	479,573	424,041	13.1%
Residential real estate	308,378	318,123	-3.1%
Consumer & other	69,340	65,673	5.6%

Total loans	1,046,589	999,769	4.7%

Net deferred costs (fees)	146	443	-67.0%
Total loans, net deferred costs (fees)	1,046,735	1,000,212	4.7%

Loans held for sale	$6,770	$2,525	168.1%

Total deposits	2024	2023	% Change
Noninterest bearing demand	$232,155	$228,713	1.5%
Interest-bearing demand	201,085	166,413	20.8%
Savings & money market	460,148	419,570	9.7%
Time deposits	259,217	255,509	1.5%
Total deposits	1,152,605	1,070,205	7.7%
Total shareholders’ equity	$127,508	$124,342	2.5%

Loans held for investment (“HFI”) increased $46.5 million, or 4.7 percent, to $1.05 billion at December 31, 2024, which was due to an increase in commercial real estate lending during 2024. The Company allowed the residential real estate to amortize and minimal new production on the balance sheet was generated.

Concentrations of Credit Risk: The Company makes commercial, real estate and installment loans to customers located mainly in the Tri-State region of Ohio, Indiana and Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2024, commercial business and agricultural loans made up approximately 18.0 percent of the HFI loan portfolio while commercial real estate loans accounted for approximately 43.9 percent of the HFI loan portfolio. As of December 31, 2024, residential first mortgage loans, which are secured by first mortgages on residential real estate, made up approximately 30.0 percent of the HFI portfolio, while consumer loans to individuals, which are primarily secured by consumer assets, made up approximately 6.5 percent of the HFI loan portfolio.

Maturities and Sensitivities of Loans to Changes in Interest Rates: The following table shows the maturity distribution of loans outstanding as of December 31, 2024. The amounts have been categorized between loans with a fixed or floating interest rate (floating rate loans have an adjustable interest rate that changes based on a rate index).

Maturities and Sensitivities of Loans to Changes in Interest Rates

As of December 31, 2024

($ in thousands)	Within one year	After one, but within five years	After five, but within fifteen years	After fifteen years	Total
Loans with fixed interest rates:
Commercial & industrial	$1,063	$31,732	$17,717	$17	$50,529
Commercial real estate - owner occupied	2,962	6,044	6,889	-	15,895
Commercial real estate - nonowner occupied	4,012	32,770	8,217	216	45,215
Agricultural	775	4,979	7,014	1,525	14,293
Residential real estate	1,300	929	12,550	29,277	44,056
HELOC	-	-	-	-	-
Consumer	4,026	7,177	907	-	12,110
Total	$14,138	$83,631	$53,294	$31,035	$182,098

Loans with floating interest rates:
Commercial & industrial	$23,696	$16,178	$32,533	$1,828	$74,235
Commercial real estate - owner occupied	5,768	10,013	48,570	54,185	118,536
Commercial real estate - nonowner occupied	1,016	65,696	97,472	135,743	299,927
Agricultural	505	3,954	20,444	25,484	50,387
Residential real estate	363	436	10,198	253,325	264,322
HELOC	18	367	40,791	12,635	53,811
Consumer	1,981	1,438	-	-	3,419
Total	$33,347	$98,082	$250,008	$483,200	$864,637

Total loans:
Commercial & industrial	$24,759	$47,910	$50,250	$1,845	$124,764
Commercial real estate - owner occupied	8,730	16,057	55,459	54,185	134,431
Commercial real estate - nonowner occupied	5,028	98,466	105,689	135,959	345,142
Agricultural	1,280	8,933	27,458	27,009	64,680
Residential real estate	1,663	1,365	22,748	282,602	308,378
HELOC	18	367	40,791	12,635	53,811
Consumer	6,007	8,615	907	-	15,529
Total loans	$47,485	$181,713	$303,302	$514,235	$1,046,735

Total deposits increased $82.4 million, or 7.7 percent, to $1.15 billion at December 31, 2024. The State of Ohio Homebuyer Plus program impacted transactional deposit growth during 2024, as the Company added approximately $50 million in lower cost deposits from this program.

The average amount of deposits and weighted-average rates paid are summarized as follows for the years ended December 31:

	2024		2023		2022
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest bearing demand deposits	$643,710	1.72%	$619,906	1.23%	$693,271	0.33%
Time deposits	259,818	3.83%	236,665	3.00%	159,401	0.76%
Non interest bearing demand deposits	227,445	-	237,976	-	252,899	-
Totals	$1,130,973	1.86%	$1,094,547	1.35%	$1,105,571	0.31%

Time deposits that exceeded the FDIC insurance limit of $250,000 are summarized as follows:

($ in thousands)	2024	2023
Three months or less	$4,912	$6,637
Over three months through six months	7,249	1,599
Over six months and through twelve months	6,533	5,209
Over twelve months	4,750	8,935
Total	$23,444	$22,380

Shareholders’ equity at December 31, 2024, was $127.5 million, or 9.2 percent of total assets compared to $124.3 million or 9.3 percent of total assets at December 31, 2023. Retained earnings increased during the year due to earnings of $11.5 million less dividends paid to common shareholders of $3.8 million and repurchases of Company common shares of $4.7 million. The fair market value of the bond portfolio declined slightly during 2024 due to the valuation adjustment on the portfolio, which resulted in accumulated other comprehensive loss (“AOCI”) rising to $30.2 million from $29.8 million.

The Company continued to repurchase its own common shares during the year under the Company’s publicly announced share repurchase programs. Specifically, the Company repurchased 253,817 shares during 2024 at an average price of $18.43 per share. On December 18, 2024, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of 500,000 shares through December 31, 2026. As of December 31, 2024, the Company had repurchased a total of 17,460 shares, and 482,540 shares remained available for purchase, under this program. The December 18, 2024, share repurchase program replaced the Company’s prior repurchase program announced on December 21, 2022, under which an aggregate of 500,000 common shares of the Company were repurchased through December 2024.

Asset Quality	Years Ended December 31,
($ in thousands)	2024	2023	% Change
Nonaccruing loans	$5,516	$2,818	95.7%
Foreclosed assets and other assets held for sale, net	-	511	N/M
Nonperforming assets	5,516	3,329	65.7%
Net charge-offs/(recoveries)	250	92	171.7%
Provision for credit losses	124	315	-60.6%
Allowance for credit losses	15,096	15,786	-4.4%

Nonaccruing loans/total loans	0.53%	0.28%	87.0%
Allowance/nonaccruing loans	273.7%	560.2%	-51.1%
Nonperforming assets/total assets	0.40%	0.25%	61.3%
Net charge offs/average loans	0.01%	0.01%	0.0%
Allowance/loans	1.44%	1.58%	-8.6%
Allowance/nonperforming loans	273.68%	560.18%	-51.1%

Nonperforming assets totaled $5.5 million, or 0.40 percent of total assets at December 31, 2024, an increase of $2.2 million, or 65.7 percent from 2023. The Company had total net charge-offs on loans of $250,000 in 2024, as compared to net charge-offs of $92,000 in 2023. The Company’s ACL at December 31, 2024, now covers nonperforming loans at 274 percent, down from 560 percent at December 31, 2023.

The following schedule presents an analysis of the ACL, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	Provision for Credit Losses	Net (Chargeoffs) Recoveries	Average Loans	Ratio of annualized net (chargeoffs) recoveries to average loans
December 31, 2024
Commercial & industrial	$891	$(228)	$123,238	-0.19%
Commercial real estate - owner occupied	(146)	-	131,168	0.00%
Commercial real estate - nonowner occupied	3	-	311,855	0.00%
Agricultural	444	-	63,580	0.00%
Residential real estate	(1,603)	(3)	314,066	0.00%
HELOC	10	-	50,240	0.00%
Consumer	(39)	(19)	13,204	-0.14%
Total	$(440)	$(250)	$1,007,351	-0.02%

December 31, 2023
Commercial & industrial	$110	$-	$124,435	0.00%
Commercial real estate - owner occupied	202	-	118,583	0.00%
Commercial real estate - nonowner occupied	119	-	301,072	0.00%
Agricultural	23	-	59,720	0.00%
Residential real estate	190	(52)	313,034	-0.02%
HELOC	39	-	46,576	0.00%
Consumer	5	(40)	15,470	-0.26%
Total	$688	$(92)	$978,890	-0.01%

December 31, 2022
Commercial & industrial	$(227)	$-	$126,496	0.00%
Commercial real estate - owner occupied	(868)	-	122,031	0.00%
Commercial real estate - nonowner occupied	367	-	276,805	0.00%
Agricultural	12	-	58,745	0.00%
Residential real estate	923	-	239,162	0.00%
HELOC	(45)	13	43,210	0.03%
Consumer	(162)	-	14,039	0.00%
Total	$-	$13	$880,488	0.00%

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

The Company has substantially increased its reserve level over the last several years. Specifically, the Company’s ACL balance has increased from $8.8 million at December 31, 2019 to $15.1 million at December 31, 2024, which reflects an increase of $6.3 million, or 72 percent. This increase was the result of $6.8 million in provision expense during the period and $1.0 million in net charge-offs over the five-year period. The reserve increased during 2023 due to the one-time CECL adjustment of $1.4 million taken in January of 2023 upon the Company’s adoption of the CECL methodology.

The following schedule provides a breakdown of the ACL allocated by type of loan and related ratios at December 31 for the years indicated:

	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans
($ in thousands)	2024		2023		2022

Commercial & industrial	$2,666	17.7%	$2,003	12.7%	$1,663	12.0%
Commercial real estate - owner occupied	1,806	12.0%	1,952	12.4%	1,696	12.3%
Commercial real estate - nonowner occupied	5,721	37.9%	5,718	36.2%	4,584	33.2%
Agricultural	884	5.9%	440	2.8%	611	4.4%
Residential real estate	3,330	22.1%	4,936	31.3%	4,438	32.1%
HELOC	520	3.4%	510	3.2%	547	4.0%
Consumer	169	1.1%	227	1.4%	279	2.0%
	$15,096	100.0%	$15,786	100.0%	$13,818	100.0%

Regulatory capital reporting is required for State Bank only, as the Company is currently exempt from quarterly regulatory capital level measurement pursuant to the Small Bank Holding Company Policy Statement. As of December 31, 2024, State Bank met all regulatory capital levels required to be considered well-capitalized (see Note 16 to the Consolidated Financial Statements).

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

Earnings Summary – 2024 vs. 2023

Net income for 2024 was $11.5 million, or $1.72 per diluted share, compared with net income of $12.1 million, or $1.75 per diluted share, for 2023. State Bank reported net income for 2024 of $13.0 million, which was down slightly from the $13.3 million of net income in 2023. SBFG Title reported net income for 2024 of $0.36 million, which was up from net income of $0.24 million for 2023.

Positive results for 2024 included loan growth of $46.5 million, with deposits higher by $82.4 million. Deposit growth was boosted by the Company’s participation in the State of Ohio’s Homebuyer Plus program. For the full year of 2024, residential real estate loan production was $261.3 million, with $4.6 million of revenue from gains on sale. The level of mortgage origination was up from the $215.5 million in 2023. The Company’s loans serviced for others ended the year at $1.427 billion, up slightly from $1.367 billion at December 31, 2023.

Operating revenue was steady at $57.0 million as increased mortgage volume offset the sale of Visa B shares that occurred in 2023 of $1.4 million. SBFG Title revenue also remained level at $1.64 million.

Operating expense increased by $1.0 million, or 2.4 percent, from $42.0 million in 2023 to $43.0 million in 2024, due to higher incentive and commission levels, which were partially offset by moving higher medical costs to the Captive.

Results of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2024	2023	% Change
Total assets	$1,379,517	$1,343,249	2.7%
Total investments	201,588	219,708	-8.2%
Loans held for sale	6,770	2,525	168.1%
Loans, net of unearned income	1,046,735	1,000,212	4.7%
Allowance for credit losses	15,096	15,786	-4.4%
Total deposits	1,152,605	1,070,205	7.7%

Total operating revenue[1]	$56,939	$56,994	-0.1%
Net interest income	39,922	39,273	1.7%
Loan loss provision	124	315	-60.6%
Noninterest income	17,017	17,721	-4.0%
Noninterest expense	42,959	41,962	2.4%
Net income	11,470	12,095	-5.2%
Diluted earnings per share	1.72	1.75	-1.7%

[1]	Operating revenue equals net interest income plus noninterest income.

Net interest income was $39.9 million for 2024 and increased slightly from net interest income of $39.3 million for 2023. Average earning assets increased slightly to $1.27 billion in 2024, compared to $1.25 billion in 2023, primarily due to the increase in our loan portfolio, partially offset by lower cash and securities. The consolidated 2024 full year net interest margin on a fully-taxable equivalent (“FTE”) basis was 3.16 percent compared to 3.16 percent for the full year of 2023.

Provision for credit losses was taken in 2024 in the amount of $0.12 million compared to $0.32 million taken during 2023. For 2024, net charge-offs totaled $0.25 million or 0.02 percent of average loans, compared to net charge-offs of $0.01 million or 0.01 percent of average loans, for 2023.

Noninterest Income	Years Ended December 31,
($ in thousands)	2024	2023	% Change
Wealth management fees	$3,511	$3,532	-0.6%
Customer service fees	3,467	3,403	1.9%
Gains on sale of residential loans & OMSR’s	4,564	3,609	26.5%
Mortgage loan servicing fees, net	2,183	2,101	-3.9%
Gain on sale of non-mortgage loans	146	429	-66.0%
Title insurance income	1,635	1,635	0.0%
Other	1,511	3,012	-49.8%
Total noninterest income	$17,017	$17,721	-4.0%

Total noninterest income was $17.0 million for 2024 compared to $17.7 million for 2023, representing a decrease of $0.7 million, or 4.0 percent, year-over-year. Gains on sale of residential mortgage loans was up from 2023 by $0.96 million, or 26.5 percent. The Company sold $216.0 million of originated mortgages into the secondary market in 2024, which due to being higher than the amortization on the serviced portfolio, increased the size of our serviced loan portfolio to $1.428 billion at December 31, 2024 from $1.367 billion at December 31, 2023. Sales of non-mortgage loans (small business and farm credits) in 2024 was just $0.7 million. The Company saw its wealth management assets under management increase by $45.9 million to $547.7 million at December 31, 2024, with total wealth management fees of $3.5 million.

Noninterest Expense	Years Ended December 31,
($ in thousands)	2024	2023	% Change
Salaries & employee benefits	$23,603	$22,777	3.6%
Net occupancy expense	2,884	3,096	-6.8%
Equipment expense	4,333	4,078	6.3%
Data processing fees	3,075	2,659	15.6%
Professional fees	2,927	3,024	-3.2%
Marketing expense	821	782	5.0%
Telephone and communications	525	501	4.8%
Postage and delivery expense	447	432	3.5%
State, local and other taxes	907	949	-4.4%
Employee expense	733	631	16.2%
Other expense	2,704	3,033	-10.8%
Total noninterest expense	$42,959	$41,962	2.4%

Total noninterest expense was $43.0 million for 2024 compared to $42.0 million for 2023, representing a $1.0 million, or 2.4 percent, increase year-over-year. Total full-time equivalent employees ended 2024 at 252, which was up 1 from year end 2023.

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

Goodwill, Intangibles and Capital Purchases

The Company completed its most recent annual goodwill impairment review as of December 31, 2024. Due to declines in the Company’s share price, a quantitative evaluation of goodwill was completed as of September 30, 2024, which revealed that impairment was not warranted. No events have occurred since that assessment, which would warrant impairment. At December 31, 2024, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest-bearing deposits in other financial institutions, securities available-for-sale, loans held for sale and borrowings from various sources. These assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $235.9 million at December 31, 2024, which included pledged available-for-sale securities of $132.8 million, compared to liquid assets of $246.7 million at December 31, 2023.

The Company does not have material cash requirements for capital expenditures over the next year. Any cash needs for capital requirements would be funded by cash existing at the Company.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $852.6 million at December 31, 2024, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2024, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a FHLB blanket lien.

Significant additional off balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $142.5 million of additional borrowing capacity existed at December 31, 2024.

At December 31, 2024 and 2023, the Company had $41.0 million in federal funds lines available. The Company also had $66.8 million in unpledged securities at December 31, 2024 available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2024 and 2023 follows:

The Company experienced positive cash flows from operating activities in 2024 and 2023. Net cash from operating activities was $9.5 million and $14.0 million for the years ended December 31, 2024 and 2023, respectively. Significant operating items for 2024 included gain on sale of loans of $4.7 million and net income of $11.5 million. Cash provided by the sale of loans held for sale were $216.0 million. Cash used in the origination of loans held for sale were $217.8 million.

The Company experienced negative cash flows from investing activities in 2024 and 2023. Net cash used in investing activities was $28.9 million and $17.4 million for the years ended December 31, 2024 and 2023, respectively. A net increase in loans of $46.8 million was the primary change in 2024. The primary change for 2023 was a net increase in loans of $38.7 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $18.8 million and $22.2 million in 2024 and 2023, respectively.

The Company experienced positive cash flows from financing activities in 2024 and negative cash flows in 2023. Net cash provided by financing activities was $22.5 million and net cash used in financing activities was $1.5 million for the years ended December 31, 2024 and 2023, respectively. The increase in deposits of $82.4 million attributed to the positive cash flows in 2024 and the decrease in deposits of $16.5 million attributed to the negative cash flows in 2023.

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

Economic Value of Equity
December 31, 2024
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$258,979	$10,652	4.29%
+300 basis points	258,247	9,920	3.99%
+200 basis points	253,713	5,386	2.17%
+100 basis points	250,545	2,218	0.89%
Base Case	248,327	-	-
-100 basis points	240,798	(7,529)	-3.03%
-200 basis points	229,540	(18,787)	-7.57%
-300 basis points	213,379	(34,948)	-14.07%
-400 basis points	190,188	(58,139)	-23.41%

Economic Value of Equity
December 31, 2023
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$206,660	$(9,716)	-4.49%
+300 basis points	211,240	(5,136)	-2.37%
+200 basis points	211,639	(4,737)	-2.19%
+100 basis points	213,900	(2,476)	-1.14%
Base Case	216,376	-	-
-100 basis points	213,526	(2,850)	-1.32%
-200 basis points	206,761	(9,616)	-4.44%
-300 basis points	195,925	(20,452)	-9.45%
-400 basis points	196,802	(19,574)	-9.05%

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2024 and 2023 the Company entered into interest rate swap agreements as an accommodation to certain loan customers (see Note 8 to the Consolidated Financial Statements). The Company may purchase such instruments in the future if market conditions are favorable.

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

SB Financial Group, Inc.

Consolidated Balance Sheets

at December 31,

($ in thousands)
	2024	2023
Assets
Cash and due from banks	$25,928	$22,965
Interest bearing time deposits	1,565	1,535
Available-for-sale securities	201,587	219,708
Loans held for sale	6,770	2,525
Loans, net of unearned income	1,046,735	1,000,212
Allowance for credit losses	(15,096)	(15,786)
Premises and equipment, net	20,456	21,378
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,223	7,279
Foreclosed assets and other assets held for sale, net	-	511
Interest receivable	4,908	4,657
Goodwill	23,239	23,239
Cash value of life insurance	30,685	29,121
Mortgage servicing rights	14,868	13,906
Other assets	12,649	11,999
Total assets	$1,379,517	$1,343,249

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$232,155	$228,713
Interest bearing demand	201,085	166,413
Savings	237,987	216,965
Money market	222,161	202,605
Time deposits	259,217	255,509
Total deposits	1,152,605	1,070,205

Repurchase agreements	10,585	13,387
Federal Home Loan Bank advances	35,000	83,600
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,690	19,642
Interest payable	2,351	2,443
Other liabilities	21,468	19,320
Total liabilities	1,252,009	1,218,907

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2024 - 0 shares outstanding, 2023 - 0 shares outstanding	-	-
Common stock, no par value; 2024 - 10,500,000 shares authorized, 8,525,375 shares issued; 2023 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,194	15,124
Retained earnings	116,186	108,486
Accumulated other comprehensive loss	(30,234)	(29,831)
Treasury stock, at cost; (2024 - 1,977,538 common shares; 2023 - 1,756,733 common shares)	(34,957)	(30,756)
Total shareholders’ equity	127,508	124,342
Total liabilities and shareholders’ equity	$1,379,517	$1,343,249

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31,

($ in thousands, except per share data)	2024	2023
Interest Income
Loans
Taxable	$56,863	$51,407
Tax exempt	496	483
Securities
Taxable	4,870	5,245
Tax exempt	146	170
Other interest income	1,974	847
Total interest income	64,349	58,152

Interest Expense
Deposits	21,035	14,708
Repurchase agreements & other	154	74
Federal Home Loan Bank advance expense	1,721	2,603
Trust preferred securities expense	739	716
Subordinated debt expense	778	778
Total interest expense	24,427	18,879

Net Interest Income	39,922	39,273

Provision (benefit) for credit losses - loans	(440)	688
Provision (benefit) for unfunded commitments	564	(373)
Total provision for credit losses	124	315

Net interest income after provision for credit losses	39,798	38,958

Noninterest Income
Wealth management fees	3,511	3,532
Customer service fees	3,467	3,403
Gain on sale of mortgage loans & OMSR	4,565	3,609
Mortgage loan servicing fees, net	2,183	2,101
Gain on sale of non-mortgage loans	145	429
Title insurance income	1,635	1,635
Net gain on sale of securities	-	1,453
Other income	1,511	1,559
Total noninterest income	17,017	17,721

Noninterest Expense
Salaries and employee benefits	23,603	22,777
Net occupancy expense	2,884	3,096
Equipment expense	4,333	4,078
Data processing fees	3,075	2,659
Professional fees	2,927	3,024
Marketing expense	821	782
Telephone and communications	525	501
Postage and delivery expense	447	432
State, local and other taxes	907	949
Employee expense	733	631
Other expense	2,704	3,033
Total noninterest expense	42,959	41,962

Income before income tax	13,856	14,717
Provision for income taxes	2,386	2,622
Net Income	$11,470	$12,095

Basic earnings per common share	$1.72	$1.77

Diluted earnings per common share	$1.72	$1.75

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

($ in thousands)	2024	2023
Net income	$11,470	$12,095
Other comprehensive income (loss)
Investment securities available for sale Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	(510)	2,897
Related tax benefit (expense)	107	(608)
Net effect on other comprehensive income (loss)	(403)	2,289
Total comprehensive income	$11,067	$14,384

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
January 1, 2024	$61,319	$15,124	$108,486	$(29,831)	$(30,756)	$124,342
Net income			11,470			11,470
Other comprehensive loss				(403)		(403)
Dividends on common, $0.56 per share			(3,770)			(3,770)
Restricted stock vesting		(567)			567	-
Repurchased stock (253,817 shares)					(4,768)	(4,768)
Stock based compensation expense		637				637
December 31, 2024	$61,319	$15,194	$116,186	$(30,234)	$(34,957)	$127,508

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
January 1, 2023	$61,319	$15,087	$101,966	$(32,120)	$(27,824)	$118,428
Net income			12,095			12,095
Other comprehensive income				2,289		2,289
CECL initial adjustment			(1,991)			(1,991)
Dividends on common, $0.52 per share			(3,584)			(3,584)
Restricted stock vesting		(539)			539	-
Repurchased stock (244,325 shares)					(3,471)	(3,471)
Stock based compensation expense		576				576
December 31, 2023	$61,319	$15,124	$108,486	$(29,831)	$(30,756)	$124,342

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

($ in thousands)

	2024	2023
Operating Activities
Net Income	$11,470	$12,095
Items not requiring (providing) cash
Depreciation and amortization	2,151	2,235
Provision for credit losses	124	315
Expense of share-based compensation plan	637	576
Amortization of premiums and discounts on securities	493	522
Amortization of intangible assets	66	90
Amortization of originated mortgage servicing rights	1,335	1,242
Impairment (recovery) of mortgage servicing rights	(41)	50
Deferred income taxes	2,017	1,878
Proceeds from sale of loans held for sale	216,031	161,183
Originations of loans held for sale	(217,822)	(159,292)
Gain from sale of loans	(4,710)	(4,038)
Net gains on sales of securities	-	(1,453)
Changes in
Interest receivable	(251)	(566)
Other assets	(2,656)	3,876
Interest payable & other liabilities	607	(4,724)
Net cash provided by operating activities	9,451	13,989

Investing Activities
Purchases of available-for-sale securities	(1,677)	(723)
Proceeds from maturities of interest bearing time deposits	1,184	1,686
Purchase of interest bearing time deposits	(1,214)	(1,090)
Proceeds from maturities of available-for-sale securities	18,794	22,170
Net change in loans	(46,773)	(38,736)
Purchase of premises, equipment	(1,229)	(958)
Proceeds from bank owned life insurance	-	398
Purchase of bank owned life insurance	(800)	-
Purchase of Federal Reserve and Federal Home Loan Bank Stock	-	(953)
Proceeds from sale of Federal Reserve and Federal Home Loan Bank Stock	2,056	-
Proceeds from sale of foreclosed assets	711	816
Net cash used in investing activities	(28,948)	(17,390)

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking & savings accounts	86,108	(81,089)
Net increase (decrease) in time deposits	(3,708)	64,629
Net decrease in securities sold under agreements to repurchase	(2,802)	(1,536)
Proceeds from Federal Home Loan Bank advances	133,000	810,500
Repayment of Federal Home Loan Bank advances	(181,600)	(786,900)
Stock repurchase plan	(4,768)	(3,471)
Dividends on common shares	(3,770)	(3,584)
Net cash provided by (used in) financing activities	22,460	(1,451)

Increase (decrease) in cash and cash equivalents	2,963	(4,852)
Cash and cash equivalents, beginning of year	22,965	27,817
Cash and cash equivalents, end of year	$25,928	$22,965

Supplemental cash flow information
Interest paid	$24,519	$17,205
Income taxes paid	$417	$-

Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$-	$507

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

Note 1: Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (“SB Financial”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), SBFG Title, LLC dba Peak Title Agency (“SBFG Title”), and SB Captive, Inc. (“SB Captive”). State Bank owns all the outstanding stock of State Bank Insurance, LLC (“SBI”). In December 2024, the Company completed the dissolution of four of its inactive subsidiaries – RFCBC, Inc., Rurbanc Data Services Inc., Rurban Mortgage Company and SBFG Mortgage, LLC. The “Company” refers to SB Financial and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, SB Financial.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, State Bank, SBFG Title, SB Captive, and SBI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Significant Accounting Policies

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2024 and 2023, cash equivalents consisted primarily of interest-bearing and noninterest bearing demand deposit balances held by correspondent banks.

At December 31, 2024, the Company’s correspondent cash accounts exceeded federally insured limits by $0.6 million. Additionally, the Company had approximately $18.4 million of cash held by the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank (“FHLB”), which is not federally insured.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the years ended December 31, 2024, or 2023.

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

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At December 31, 2024, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Should a decline in fair value be the result of credit losses or other factors, the security would be moved into a nonaccrual status and all accrued interest be reversed. Accrued interest receivable on available-for-sale debt securities totaled $0.6 million at December 31, 2024.

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

Additional key assumptions in the DCF model include the probability of default (“PD”), loss given default (“LGD”), and prepayment/curtailment rates. When possible, the Company utilizes its own PDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own PDs, the LDA is utilized to determine PDs based on the forecasted economic factors. When possible, the Company utilizes its own LGDs for the reasonable and supportable forecast period. When it is not possible to use the Company’s own LGDs, the LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the reversion period and long-term historical average. The Company’s own prepayment and curtailment rates were used in the ACL estimate.

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (Accounting Standards Codification “ASC” 860-50), servicing rights from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date.

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

Share-Based Employee Compensation Plan

At December 31, 2024 and 2023, the Company had a share-based employee compensation plan that permits the grant of stock options, restricted stock and other share-based awards to employees, directors and advisory board members of the Company and its subsidiaries (see Note 18 to the Consolidated Financial Statements).

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2020. As of December 31, 2024, the Company had no uncertain income tax positions.

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

Subordinated Debt

At December 31, 2024, the Company had subordinated debt obligations of $20.0 million related to its 3.65% Fixed to Floating Rate Subordinated Notes due 2031, which were issued and sold by the Company on May 27, 2021. The Subordinated Notes were issued in order to provide additional funds for various corporate obligations of the Company, including share buybacks, acquisition costs and organic asset growth (see Note 13 to the Consolidated Financial Statements).

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

ASU No. 2023-07: Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures

This ASU expands operating segment disclosures and requires all segment disclosures to be reported in both annual and interim periods. The new standard requires disclosure of the following: significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) for reportable segments; the title and position of the CODM as well as how the CODM uses the reported measure(s) of profit and loss to assess segment performance; and “other segment items” by reportable segment and a description of its composition. The Company adopted the standard on January 1, 2024, and its adoption did not have a material effect on our financial statements.

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

Note 2: Earnings Per Share

Earnings Per Share (“EPS”) is computed using the two-class method. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS plus the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2024 and 2023 is computed as follows:

	Twelve Months Ended December 31,
($ and outstanding shares in thousands - except per share data)	2024	2023

Distributed earnings allocated to common shares	$3,770	$3,584
Undistributed earnings allocated to common shares	7,666	8,482
Net earnings allocated to common shares	11,436	12,066
Net earnings allocated to participating securities	34	29
Net Income allocated to common shares and participating securities	$11,470	$12,095

Weighted average shares outstanding for basic earnings per share	6,660	6,829
Dilutive effect of stock compensation	20	88
Weighted average shares outstanding for diluted earnings per share	6,680	6,917

Basic earnings per common share	$1.72	$1.77

Diluted earnings per common share	$1.72	$1.75

There were no anti-dilutive shares in 2024 or 2023.

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities at December 31, 2024 and December 31, 2023 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury and Government agencies	$8,120	$-	$(731)	$7,389
Mortgage-backed securities	203,646	4	(34,030)	169,620
State and political subdivisions	10,893	-	(1,486)	9,407
Other corporate securities	17,200	-	(2,029)	15,171
Totals	$239,859	$4	$(38,276)	$201,587

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2023
U.S. Treasury and Government agencies	$7,339	$1	$(823)	$6,517
Mortgage-backed securities	221,717	3	(32,853)	188,867
State and political subdivisions	11,212	8	(1,322)	9,898
Other corporate securities	17,200	-	(2,774)	14,426
Totals	$257,468	$12	$(37,772)	$219,708

The amortized cost and fair value of securities available-for-sale at December 31, 2024, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value
Within one year	$2,140	$2,140
Due after one year through five years	1,125	1,093
Due after five years through ten years	26,023	23,049
Due after ten years	6,925	5,685
	36,213	31,967
Mortgage-backed securities	203,646	169,620
Totals	$239,859	$201,587

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $115.5 million at December 31, 2024, and $89.7 million at December 31, 2023. Securities delivered for repurchase agreements (not included above) were $17.3 million at December 31, 2024 and $19.7 million at December 31, 2023.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. There were 138 securities and 139 securities reported with amounts less than their historical value at December 31, 2024 and 2023, respectively. Total fair value of these investments was $201.3 million and $217.0 million at December 31, 2024 and 2023, respectively, which was approximately 99 percent and 99 percent, respectively, of the Company’s available-for-sale investment portfolio.

The following tables present securities with unrealized losses at December 31, 2024 and 2023:

($ in thousands)		Less than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. Treasury and Government agencies	11	$1,929	$-	$5,460	$(731)	$7,389	$(731)
Mortgage-backed securities	92	-	$-	169,286	(34,030)	169,286	(34,030)
State and political subdivisions	21	1,319	$(21)	8,088	(1,465)	9,407	(1,486)
Other corporate securities	14	385	$(115)	14,786	(1,914)	15,171	(2,029)
Totals	138	$3,633	$(136)	$197,620	$(38,140)	$201,253	$(38,276)

		Less than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury and Government agencies	8	$-	$-	$6,022	$(823)	$6,022	$(823)
Mortgage-backed securities	98	-	-	188,508	(32,853)	188,508	(32,853)
State and political subdivisions	20	-	-	8,541	(1,322)	8,541	(1,322)
Other corporate securities	13	-	-	13,926	(2,774)	13,926	(2,774)
Totals	139	$-	$-	$216,997	$(37,772)	$216,997	$(37,772)

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

Note 4: Loans and Allowance for Credit Losses

The following tables present the categories of loans at December 31, 2024, and 2023:

	Total Loans
($ in thousands)	2024	2023

Commercial & industrial	$124,764	$126,716
Commercial real estate - owner occupied	134,431	126,717
Commercial real estate - nonowner occupied	345,142	297,323
Agricultural	64,680	65,659
Residential real estate	308,378	318,123
Home equity line of credit (HELOC)	53,811	47,845
Consumer	15,529	17,829
Total loans	1,046,735	1,000,212
Allowance for credit losses	(15,096)	(15,786)
Loans, net	$1,031,639	$984,426

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

Listed below is a summary of loan commitments, unused lines of credit, and standby letters of credit as of December 31, 2024, and 2023.

($ in thousands)	2024	2023
Loan commitments and unused lines of credit	$224,895	$201,605
Standby letters of credit	915	1,184
Totals	$225,810	$202,789

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

The following table summarizes the activity related to the ACL for the twelve months ended December 31, 2024.

($ in thousands) For the twelve months ended December 31, 2024	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,003	$(233)	$5	$891	$2,666
Commercial real estate - owner occupied	1,952	-	-	(146)	1,806
Commercial real estate - nonowner occupied	5,718	-	-	3	5,721
Agricultural	440	-	-	444	884
Residential real estate	4,936	(3)	-	(1,603)	3,330
HELOC	510	-	-	10	520
Consumer	227	(53)	34	(39)	169
Total	$15,786	$(289)	$39	$(440)	$15,096

As a result of the adoption of ASC 326, the Company recorded a $1.4 million increase to the ACL as a cumulative-effect adjustment on January 1, 2023. The following table summarizes the activity related to the ACL for the twelve months ended December 31, 2023.

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

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2024.

($ in thousands)	Collateral Type			Allocated
December 31, 2024	Real Estate	Other	Total	Allowance

Commercial & industrial	$2,252	$625	$2,877	$380
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	370	-	370	-
Agricultural	-	-	-	-
Residential real estate	801	-	801	26
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$3,852	$625	$4,477	$419

($ in thousands)	Collateral Type			Allocated
December 31, 2023	Real Estate	Other	Total	Allowance

Commercial & industrial	$604	$-	$604	$97
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	284	-	284	40
Agricultural	-	-	-	-
Residential real estate	1,023	-	1,023	18
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$1,911	$-	$1,911	$155

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators and gross chargeoffs by year of origination as of December 31, 2024.

								Revolving Loans
($ in thousands)	Term Loans by Year of Origination						Revolving	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial & industrial
Pass (1 - 4)	$22,688	$12,927	$12,813	$14,207	$9,101	$10,022	$36,363	$3,204	$121,325
Special Mention (5)	-	355	-	-	133	-	25	-	513
Substandard (6)	-	-	585	-	-	673	1,147	88	2,493
Doubtful (7)	-	153	-	204	-	48	-	28	433
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$22,688	$13,435	$13,398	$14,411	$9,234	$10,743	$37,535	$3,320	$124,764
Current period gross chargeoffs	$-	$42	$25	$23	$143	$-	$-	$-	$233

Commercial real estate - owner occupied
Pass (1 - 4)	$15,070	$30,372	$20,002	$24,406	$13,491	$30,140	$463	$49	$133,993
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	430	-	-	-	430
Doubtful (7)	-	-	-	7	-	1	-	-	8
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$15,070	$30,372	$20,002	$24,413	$13,921	$30,141	$463	$49	$134,431
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$94,098	$47,026	$50,942	$40,584	$39,093	$72,609	$118	$-	$344,470
Special Mention (5)	398	-	-	-	-	-	-	-	398
Substandard (6)	-	-	154	-	-	120	-	-	274
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$94,496	$47,026	$51,096	$40,584	$39,093	$72,729	$118	$-	$345,142
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$8,100	$8,295	$14,482	$10,748	$2,618	$8,967	$11,470	$-	$64,680
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$8,100	$8,295	$14,482	$10,748	$2,618	$8,967	$11,470	$-	$64,680
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$31,291	$41,982	$100,375	$76,146	$28,237	$28,797	$-	$-	$306,828
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	279	-	256	50	965	-	-	1,550
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$31,291	$42,261	$100,375	$76,402	$28,287	$29,762	$-	$-	$308,378
Current period gross chargeoffs	$-	$-	$-	$3	$-	$-	$-	$-	$3

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$-	$12	$18	$51	$46,908	$6,591	$53,580
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	48	139	44	231
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$12	$18	$99	$47,047	$6,635	$53,811
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$1,909	$1,993	$3,247	$725	$319	$94	$7,229	$-	$15,516
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	13	-	-	-	-	-	13
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$1,909	$1,993	$3,260	$725	$319	$94	$7,229	$-	$15,529
Current period gross chargeoffs	$-	$-	$-	$5	$2	$-	$46	$-	$53

Total Loans
Pass (1 - 4)	$173,156	$142,595	$201,861	$166,828	$92,877	$150,680	$102,551	$9,844	$1,040,392
Special Mention (5)	398	355	-	-	133	-	25	-	911
Substandard (6)	-	279	752	256	480	1,806	1,286	132	4,991
Doubtful (7)	-	153	-	211	-	49	-	28	441
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$173,554	$143,382	$202,613	$167,295	$93,490	$152,535	$103,862	$10,004	$1,046,735
Current period gross chargeoffs	$-	$42	$25	$31	$145	$-	$46	$-	$289

The following table presents loan balances by credit quality indicators and gross chargeoffs by year of origination as of December 31, 2023.

								Revolving Loans
($ in thousands)	Term Loans by Year of Origination						Revolving	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial & industrial
Pass (1 - 4)	$17,239	$18,076	$19,143	$10,573	$7,449	$5,965	$45,831	$444	$124,720
Special Mention (5)	-	731	-	64	-	140	201	-	1,136
Substandard (6)	-	41	-	-	25	137	-	80	283
Doubtful (7)	195	-	226	-	1	100	50	5	577
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$17,434	$18,848	$19,369	$10,637	$7,475	$6,342	$46,082	$529	$126,716
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Pass (1 - 4)	$29,253	$21,427	$26,808	$12,931	$12,881	$20,409	$112	$173	$123,994
Special Mention (5)	-	-	-	2,338	358	-	-	-	2,696
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	26	-	1	-	-	-	27
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$29,253	$21,427	$26,834	$15,269	$13,240	$20,409	$112	$173	$126,717
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$52,915	$67,285	$47,658	$46,364	$30,561	$47,895	$2,377	$-	$295,055
Special Mention (5)	-	-	-	-	838	1,134	-	-	1,972
Substandard (6)	-	-	-	-	-	154	18	-	172
Doubtful (7)	-	-	-	-	-	124	-	-	124
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$52,915	$67,285	$47,658	$46,364	$31,399	$49,307	$2,395	$-	$297,323
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$9,496	$16,131	$12,940	$3,029	$1,859	$9,801	$12,403	$-	$65,659
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$9,496	$16,131	$12,940	$3,029	$1,859	$9,801	$12,403	$-	$65,659
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$53,013	$110,531	$85,075	$31,558	$10,425	$22,564	$1,816	$1,300	$316,282
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	361	54	485	920	-	-	1,820
Doubtful (7)	-	-	-	-	-	21	-	-	21
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$53,013	$110,531	$85,436	$31,612	$10,910	$23,505	$1,816	$1,300	$318,123
Current period gross chargeoffs	$-	$-	$32	$21	$-	$-	$-	$-	$53

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$46	$18	$85	$94	$40,932	$6,492	$47,667
Special Mention (5)	-	-	-	-	-	59	20	99	178
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$46	$18	$85	$153	$40,952	$6,591	$47,845
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$3,296	$5,142	$1,429	$740	$221	$128	$6,863	$-	$17,819
Special Mention (5)	-	-	-	1	-	-	-	-	1
Substandard (6)	-	9	-	-	-	-	-	-	9
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,296	$5,151	$1,429	$741	$221	$128	$6,863	$-	$17,829
Current period gross chargeoffs	$-	$12	$8	$11	$-	$-	$-	$34	$65

Total Loans
Pass (1 - 4)	$165,212	$238,592	$193,099	$105,213	$63,481	$106,856	$110,334	$8,409	$991,196
Special Mention (5)	-	731	-	2,403	1,196	1,333	221	99	5,983
Substandard (6)	-	50	361	54	510	1,211	18	80	2,284
Doubtful (7)	195	-	252	-	2	245	50	5	749
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$165,407	$239,373	$193,712	$107,670	$65,189	$109,645	$110,623	$8,593	$1,000,212
Current period gross chargeoffs	$-	$12	$40	$32	$-	$-	$-	$34	$118

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2024 and 2023:

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Current	Total Loans

Commercial & industrial	$354	$-	$2,927	$3,281	$121,483	$124,764
Commercial real estate - owner occupied	-	-	429	429	134,002	134,431
Commercial real estate - nonowner occupied	-	-	370	370	344,772	345,142
Agricultural	-	-	-	-	64,680	64,680
Residential real estate	215	1,021	787	2,023	306,355	308,378
HELOC	131	15	130	276	53,535	53,811
Consumer	193	27	-	220	15,309	15,529
Total Loans	$893	$1,063	$4,643	$6,599	$1,040,136	$1,046,735

	30-59 Days	60-89 Days	Greater Than 90 Days	Total
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Current	Total Loans

Commercial & industrial	$26	$-	$658	$684	$126,032	$126,716
Commercial real estate - owner occupied	-	-	-	-	126,717	126,717
Commercial real estate - nonowner occupied	-	-	29	29	297,294	297,323
Agricultural	-	-	-	-	65,659	65,659
Residential real estate	-	222	395	617	317,506	318,123
HELOC	-	8	67	75	47,770	47,845
Consumer	88	33	1	122	17,707	17,829
Total Loans	$114	$263	$1,150	$1,527	$998,685	$1,000,212

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

The categories of nonaccrual loans as of December 31, 2024 and December 31, 2023 are presented in the following table.

	December 31, 2024
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial & industrial	$2,301	$626	$2,927
Commercial real estate - owner occupied	7	430	437
Commercial real estate - nonowner occupied	370	-	370
Agricultural	-	-	-
Residential real estate	1,428	111	1,539
Home equity line of credit (HELOC)	231	-	231
Consumer	12	-	12
Total loans	$4,349	$1,167	$5,516

	December 31, 2023
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial & industrial	$651	$97	$748
Commercial real estate - owner occupied	26	-	26
Commercial real estate - nonowner occupied	141	-	141
Agricultural	-	-	-
Residential real estate	1,694	18	1,712
Home equity line of credit (HELOC)	180	-	180
Consumer	11	-	11
Total loans	$2,703	$115	$2,818

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

For the twelve months ended December 31, 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of December 31, 2024.

The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the twelve-month period ended December 31, 2024, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

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

The following table presents the balance and activity in the ACL for unfunded loan commitments for the twelve months ended December 31, 2024, and 2023.

($ in thousands)	2024	2023
Balance, beginning of period	$776	$-
Adjustment for adoption of ASU 2016-13	-	1,149
Provision for unfunded commitments	564	(373)
Balance, end of period	$1,340	$776

Related Party Loans

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table at December 31:

($ in thousands)	2024	2023
Balance at beginning of period	$435	$521
Effect of change in compostion of directors and executive officers	-	-
New Term Loans	-	-
Repayment of term loans	(33)	(144)
Changes in balances of revolving lines of credit	48	58
Balance at end of period	$450	$435

Note 5: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2024	2023
Land	$3,563	$3,563
Buildings and improvements	27,798	27,663
Equipment	16,902	15,842
Construction in process	201	167
	48,464	47,235
Less accumulated depreciation	(28,008)	(25,857)
Net premises and equipment	$20,456	$21,378

Note 6: Goodwill and Intangibles

The balance of goodwill was $23.2 million for the twelve months ended December 31, 2024, and December 31, 2023.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Goodwill is tested on the last day of the last quarter of each calendar year. At December 31, 2024, the Company determined that no events had occurred to change the assessment from the quantitative analysis, and it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2024		2023
($ in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$660	$(303)	$660	$(236)
Customer relationship intangible	-	-	200	(200)
Banking intangibles	$660	$(303)	$860	$(436)

Amortization expense for intangibles for the years ended December 31, 2024 and 2023 was $0.07 million and $0.09 million, respectively. Estimated amortization expense for each of the following five years is immaterial.

Note 7: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.4 billion at both December 31, 2024, and 2023. Contractually specified servicing fees of approximately $3.5  million and $3.4 million were included in mortgage loan servicing fees in the consolidated income statement for the years ended December 31, 2024, and 2023, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance at December 31:

($ in thousands)	2024	2023
Carrying amount, beginning of year	$13,906	$13,503
Mortgage servicing rights capitalized during the year	2,256	1,695
Mortgage servicing rights amortization during the year	(1,335)	(1,242)
Net change in valuation allowance	41	(50)
Carrying amount, end of year	$14,868	$13,906

Valuation allowance:
Beginning of year	$227	$177
Increase (reduction)	(41)	50
End of year	$186	$227

Fair value, beginning of period	$17,125	$15,754
Fair value, end of period	$17,782	$17,125

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized at December 31:

	2024		2023
($ in thousands)	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$79,235	$4,029	$68,381	$3,638
IRLCs	-	-	7,466	45
Forward contracts	11,000	69	-	-
Total contracts	$90,235	$4,098	$75,847	$3,683
Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$79,235	$(4,029)	$68,381	$(3,638)
IRLCs	7,412	(21)	-	-
Forward contracts	-	-	10,750	(37)
Total contracts	$86,647	$(4,050)	$79,131	$(3,675)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the twelve months ended December 31, 2024, and 2023.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2024	2023
Interest rate swap contracts	Other income	$240	$132
IRLCs	Gain on sale of mortgage loans & OMSR	(66)	65
Forward contracts	Gain on sale of mortgage loans & OMSR	105	(63)

The following table shows the offsetting of financial assets and derivative assets at December 31, 2024, and 2023.

	Gross amounts of	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2024
Interest rate swaps	$4,172	$143	$4,029	$-	$3,130	$899

December 31, 2023
Interest rate swaps	$3,957	$319	$3,638	$-	$2,900	$738

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2024, and 2023.

	Gross amounts of	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
December 31, 2024
Interest rate swaps	$4,172	$143	$4,029	$-	$-	$4,029

December 31, 2023
Interest rate swaps	$3,957	$319	$3,638	$-	$-	$3,638

Note 9: Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more totaled $53.7 million on December 31, 2024, and $54.1 million on December 31, 2023.

At December 31, 2024, the scheduled maturities of time deposits were as follows:

($ in thousands)
2025	$215,039
2026	40,163
2027	2,900
2028	822
2029	293
Thereafter	-
Total	$259,217

Included in time deposits at December 31, 2024 and 2023 were $58.2 million and $56.5 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (“CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC insurance limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow their deposits to be placed with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

Deposits of directors and their associates, including deposits of companies for which directors are principal owners and executive officers, totaled $4.3 million and $5.2 million at December 31, 2024, and 2023, respectively.

Note 10: Short-Term Borrowings

($ in thousands)	2024	2023
Securities Sold Under Repurchase Agreements	$10,585	$13,387

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations were secured by agency securities of $3.9 million and $4.5 million as of December 31, 2024, and 2023, respectively, and mortgage-backed securities of $13.4 million and $15.2 million for 2024 and 2023, respectively. The collateral is held at the FHLB and has maturities from 2025 through 2051. At December 31, 2024, these repurchase agreements totaled $10.6 million. The maximum amount of outstanding agreements at any month end during 2024 and 2023 totaled $26.9 million and $24.6 million, respectively, and the monthly average of such agreements totaled $14.3 million and $15.8 million during 2024 and 2023, respectively. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. As of December 31, 2024, there were no borrowings drawn at the Discount Window.

At December 31, 2024 and 2023, the Company had $41.0 million in federal funds lines, of which none were drawn.

Note 11: Federal Home Loan Bank (FHLB) Advances

The FHLB advances were secured by $303.3 million in mortgage loans at December 31, 2024. Advances consisted of fixed and variable interest rates from 3.75 to 4.61 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at December 31, 2024, were:

($ in thousands)	Debt
2026	$12,500
2027	5,000
2028	17,500
Total	$35,000

Note 12: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Group Benchmark Administration (“CME”) Term Secured Overnight Financing Rate (“SOFR”) as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the Consolidated Financial Statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of December 31, 2024, and 2023 was $10.3 million, with a maturity date of September 15, 2035.

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

The Notes mature on June 1, 2031, and bear interest at a fixed rate of 3.65% through May 31, 2026. From June 1, 2026, to the maturity date or earlier redemption of the Notes, the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month SOFR provided by the Federal Reserve Bank of New York plus 296 basis points. The Company may redeem the Notes at any time after May 31, 2026, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes. There is $0.3 million of unamortized expense as of December 31, 2024.

Note 14: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
($ in thousands)	2024	2023
Taxes currently payable	$369	$744
Deferred provision	2,017	1,878
Income tax expense	$2,386	$2,622

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
($ in thousands)	2024	2023
Computed at the statutory rate (21%)	$2,910	$3,091
Increase (decrease) resulting from
Tax exempt interest	(135)	(117)
BOLI income	(160)	(187)
Sec. 831(b) election	(147)	(198)
Other	(82)	33
Actual tax expense	$2,386	$2,622

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	For The Year Ended December 31,
	2024	2023
($ in thousands)
Deferred tax assets
Allowance for credit losses	$3,170	$3,315
Unrealized losses on available-for-sale securities	8,037	7,929
Capitalized research and development costs	102	90
Accrued bonus	120	124
Net operating loss	791	2,758
Other	911	819
	13,131	15,035
Deferred tax liabilities
Depreciation	(849)	(983)
Mortgage servicing rights	(3,122)	(2,920)
Purchase accounting adjustments	(1,475)	(1,488)
Prepaids	(434)	(475)
Net deferred loan costs	(31)	(93)
Section 475 MTM	(8,037)	(7,929)
FHLB stock dividends	(67)	(122)
	(14,015)	(14,010)
Net deferred tax (liability) asset	$(884)	$1,025

At December 31, 2024, and 2023, the Company had $3.8 million and $13.1 million, respectively, in net operating losses. No valuation allowance was recorded as these are expected to be fully utilized and have no expiration.

Note 15: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents reclassifications out of unrealized gains and losses on available-for-sale securities net of income tax. There were no reclassifications for the years ending December 31, 2024, and 2023.

Note 16: Regulatory Matters

As of December 31, 2024, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2024, that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting at the holding company level:

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Tier I Capital to average assets	$156,122	11.09%	$56,290	4.0%	$70,363	5.0%
Tier I Common equity capital to risk-weighted assets	$156,122	13.43%	$52,297	4.5%	$75,541	6.5%

Tier I Capital to risk-weighted assets	$156,122	13.43%	$69,730	6.0%	$92,973	8.0%
Total Risk-based capital to risk-weighted assets	$170,672	14.69%	$92,973	8.0%	$116,216	10.0%

As of December 31, 2023
Tier I Capital to average assets	$148,049	10.93%	$54,185	4.0%	$67,732	5.0%
Tier I Common equity capital to risk-weighted assets	$148,049	13.42%	$49,640	4.5%	$71,702	6.5%

Tier I Capital to risk-weighted assets	$148,049	13.42%	$66,186	6.0%	$88,249	8.0%
Total Risk-based capital to risk-weighted assets	$161,872	14.67%	$88,249	8.0%	$110,311	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50 percent at December 31, 2024 and the Company still would have met the minimum capital requirements when the capital buffer is considered. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes that State Bank met all capital adequacy requirements to which State Bank was subject as of December 31, 2024.

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

The Company has a retirement savings 401(k) plan covering substantially all employees. The Company provides a safe harbor matching contribution equal to 100% of an employees’ salary deferral amounts up to 4% of the employees’ eligible compensation. Employees are immediately vested in their voluntary contributions and in any Company safe harbor matching contributions. Any discretionary contribution made by the Company is fully vested after three years of credited service. Employer contributions charged to expense for 2024 and 2023 were $0.6 million and $0.6 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.2 million and $0.2 million for 2024 and 2023, respectively.

Additional life insurance is provided to certain officers through bank-owned life insurance (“BOLI”) policies. By way of a separate split-dollar agreement, each policy’s interests are divided between the Company and the insured’s beneficiary. The Company owns the policy’s cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled $30.7 million and $29.1 million at December 31, 2024 and 2023, respectively.

The Company has a noncontributory employee stock ownership plan (“ESOP”) covering substantially all employees of the Company and its subsidiaries. Voluntary contributions are made by the Company to the plan. Each eligible employee is vested based upon years of service, including prior years of service. The Company’s contributions to the account of each employee become fully vested after three years of service. Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2024 and 2023, were 304,286 and 328,187, respectively.

Dividends on allocated shares in the ESOP are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2024 and 2023, was $0.0 million and $0.1 million, respectively.

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

Option awards are granted with an exercise price equal to the market price of the Company’s common shares at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in 2024 or 2023. There were no stock options outstanding as of December 31, 2024 or 2023, and no compensation expense was charged against income with respect to option awards under the Plan for the years ended December 31, 2024, or 2023.

As of December 31, 2024, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2017 Plan.

Pursuant to the Long Term Incentive (“LTI”) Plan, the Company awards restricted common shares of the Company under the 2017 Plan to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2024 and 2023, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the LTI Plan was $0.6 million and $0.6 million for 2024 and 2023, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.1 million for 2024 and 2023, respectively.

A summary of restricted stock activity under the Company’s LTI Plan as of December 31, 2024, and changes during the year ended is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2024	48,966	$18.49
Granted	38,776	15.63
Vested	(33,431)	17.36
Forfeited	-	-
Nonvested, December 31, 2024	54,311	$17.15

As of December 31, 2024, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.67 years.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2024 and 2023:

($ in thousands)	Fair value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$7,389	$-	$7,389	$-
Mortgage-backed securities	169,620	-	169,620	-
State and political subdivisions	9,407	-	9,407	-
Other corporate securities	15,171	-	15,171	-
Interest rate contracts - assets	4,029	-	4,029	-
Interest rate contracts - liabilities	(4,029)	-	(4,029)	-
Forward contracts	69	69	-	-
IRLCs	(21)	-	-	(21)

($ in thousands)	Fair value at December 31, 2023	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,517	$-	$6,517	$-
Mortgage-backed securities	188,867	-	188,867	-
State and political subdivisions	9,898	-	9,898	-
Other corporate securities	14,426	-	14,426	-
Interest rate contracts - assets	3,638	-	3,638	-
Interest rate contracts - liabilities	(3,638)	-	(3,638)	-
Forward contracts	(37)	(37)	-	-
IRLCs	45	-	-	45

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the years ended December 31, 2024, and 2023.

	for the Twelve Months Ended December 31,
($ in thousands)	2024	2023
Interest rate lock commitments
Balance at beginning of period	$45	$(20)
Change in fair value	(66)	65
Balance at end of period	$(21)	$45

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-Dependent Individually Evaluated Loans, Net of ACL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for collateral dependency. The estimated fair value of collateral-dependent loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral from a list of preapproved appraisers, which are reviewed for accuracy and consistency by the Company. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at December 31, 2024 and 2023.

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

The following tables presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2024 and 2023:

($ in thousands)	Fair value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$1,167	$-	$-	$1,167
Mortgage servicing rights	1,814	-	-	1,814

($ in thousands)	Fair value at December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$864	$-	$-	$864
Mortgage servicing rights	1,896	-	-	1,896

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2024 and 2023:

($ in thousands)	Fair value at December 31, 2024	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent individually evaluated loans	$1,167	Market comparable properties	Comparability adjustments (%)	24 - 404% (84%)
Mortgage servicing rights	1,814	Discounted cash flow	Discount rate	11.13%
			Constant prepayment rate	7.30%
			P&I earnings credit	4.44%
			T&I earnings credit	4.49%
			Inflation for cost of servicing	3.50%

IRLCs	(21)	Discounted cash flow	Loan closing rates	64% - 99%

($ in thousands)	Fair value at December 31, 2023	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent impaired loans	$864	Market comparable properties	Comparability adjustments (%)	2 - 100% (25%)
Mortgage servicing rights	1,896	Discounted cash flow	Discount rate	11.01%
			Constant prepayment rate	7.16%
			P&I earnings credit	5.33%
			T&I earnings credit	5.13%
			Inflation for cost of servicing	3.50%

IRLCs	45	Discounted cash flow	Loan closing rates	27% - 91%

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

Deposits, Repurchase Agreements and FHLB Advances

Deposits include demand deposits, savings accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate the Company could pay on similar instruments with similar terms and maturities at December 31, 2024 and 2023.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2024 and 2023 and are not considered significant to this presentation.

Trust Preferred Securities

The fair value for Trust Preferred Securities is estimated by discounting the cash flows using an appropriate discount rate.

Subordinated Debt

The fair value for Subordinated Debt is estimated by discounting the cash flows using an appropriate discount rate.

The following tables present estimated fair values of the Company’s financial instruments. The fair values of certain instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2024	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$25,928	$25,928	$25,928	$-	$-
Interest bearing time deposits	1,565	1,565	-	1,565	-
Loans held for sale	6,770	6,861	-	6,861	-
Loans, net of allowance for credit losses	1,031,639	1,033,064	-	-	1,033,064
Federal Reserve and FHLB Bank stock, at cost	5,223	5,223	-	5,223	-
Interest receivable	4,908	4,908	-	4,908	-

Financial liabilities
Deposits	$1,152,605	$1,155,747	$893,388	$262,359	$-
Repurchase agreements	10,585	10,585	-	10,585	-
FHLB advances	35,000	34,782	-	34,782	-
Trust preferred securities	10,310	9,495	-	9,495	-
Subordinated debt, net of issuance costs	19,690	19,155	-	19,155	-
Interest payable	2,351	2,351	-	2,351	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2023	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$22,965	$22,965	$22,965	$-	$-
Interest bearing time deposits	1,535	1,535	-	1,535	-
Loans held for sale	2,525	2,565	-	2,565	-
Loans, net of allowance for loan losses	984,426	964,216	-	-	964,216
Federal Reserve and FHLB Bank stock, at cost	7,279	7,279	-	7,279	-
Interest receivable	4,657	4,657	-	4,657	-

Financial liabilities
Deposits	$1,070,205	$1,078,028	$814,696	$263,332	$-
Repurchase agreements	13,387	13,387	-	13,387	-
FHLB advances	83,600	83,368	-	83,368	-
Trust preferred securities	10,310	9,759	-	9,759	-
Subordinated debt, net of issuance costs	19,642	19,435	-	19,435	-
Interest payable	2,443	2,443	-	2,443	-

Note 20: Parent Company Financial Information

Presented below is condensed financial information of the parent company only:

Condensed Balance Sheets

($ in thousands)	2024	2023
Assets
Cash & cash equivalents	$1,339	$6,468
Investment in banking subsidiaries	147,057	139,502
Investment in nonbanking subsidiaries	6,451	6,279
Other assets	2,846	2,726
Total assets	$157,693	$154,975
Liabilities
Trust preferred securities	$10,000	$10,000
Sub debt net of issuance cost	19,690	19,642
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	185	681
Total liabilities	30,185	30,633

Shareholders’ equity	127,508	124,342
Total liabilities and shareholders’ equity	$157,693	$154,975

Condensed Statements of Income

($ in thousands)	2024	2023
Dividends from subsidiaries:
Banking subsidiaries	$5,000	$10,000
Nonbanking subsidiaries	-	700
Total income	5,000	10,700
Expenses
Interest expense	1,506	1,494
Other expense	1,854	1,616
Total expenses	3,360	3,110
Income before income tax	1,640	7,590
Income tax benefit	(693)	(652)
Income (loss) before equity in undistributed income of subsidiaries	2,333	8,242
Equity in undistributed income of subsidiaries
Banking subsidiaries	7,960	3,290
Nonbanking subsidiaries	1,177	563
Total	9,137	3,853
Net income	$11,470	$12,095

Condensed Statements of Comprehensive Income

($ in thousands)	2024	2023

Net income	$11,470	$12,095
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	(510)	2,897
Related tax (expense) benefit	107	(608)
Net effect on other comprehensive income (loss)	(403)	2,289
Total comprehensive income	$11,067	$14,384

Condensed Statements of Cash Flows

($ in thousands)	2024	2023
Operating activities
Net income	$11,470	$12,095
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(9,245)	(3,853)
Stock compensation expense	637	576
Other assets	887	230
Other liabilities	(496)	(228)
Net cash provided by operating activities	3,253	8,820

Investing activities
Return of capital from nonbanking subsidiary	108	-
Net cash provided by investing activities	108	-

Financing activities
Dividends on common shares	(3,770)	(3,584)
Repurchase of common shares	(4,768)	(3,471)
Other financing activities	48	48
Net cash used in financing activities	(8,490)	(7,007)

Net change in cash and cash equivalents	(5,129)	1,813
Cash and cash equivalents at beginning of year	6,468	4,655
Cash and cash equivalents at end of year	$1,339	$6,468

Note 21: Quarterly Financial Information (unaudited)

Quarterly Financial Information (unaudited)

Years ended December 31,

($ in thousands, except per share data)

2024	December	September	June	March
Interest income	$16,847	$16,548	$15,654	$15,300
Interest expense	5,950	6,362	5,995	6,120
Net interest income	10,897	10,186	9,659	9,180
Provision for loan losses	(76)	200	-	-
Noninterest income	4,557	4,123	4,386	3,951
Noninterest expense	11,003	11,003	10,671	10,282
Income tax expense	892	752	261	481
Net income	$3,635	$2,354	$3,113	$2,368

Basic earnings per common share	$0.55	$0.35	$0.47	$0.35
Diluted earnings per common share	$0.55	$0.35	$0.47	$0.35
Dividends per share	$0.145	$0.140	$0.140	$0.135

2023	December	September	June	March
Interest income	$15,126	$14,796	$14,406	$13,824
Interest expense	5,542	5,260	4,577	3,500
Net interest income	9,584	9,536	9,829	10,324
Provision for loan losses	(74)	(6)	145	250
Noninterest income	5,531	4,163	4,361	3,666
Noninterest expense	10,369	10,481	10,339	10,773
Income tax expense	937	537	631	517
Net income	$3,883	$2,687	$3,075	$2,450

Basic earnings per common share	$0.58	$0.39	$0.45	$0.35
Diluted earnings per common share	$0.56	$0.39	$0.45	$0.35
Dividends per share	$0.135	$0.130	$0.130	$0.125

Note 22: Operating Segments

The Company provides a range of community banking services, including commercial and consumer lending, personal and business banking, treasury management and merchant services, personal wealth management and brokerage services, and other financial services primarily to individuals, businesses, and municipalities. All of the Company’s business activities are dependent and assessed based on the manner in which it supports the other activities of the Company.

The chief operating decision maker (“CODM”) of the Company is the Chief Executive Officer, who along with others in the Company’s executive management, evaluates performance and allocates resources based upon analysis of the Company as one operating segment. The activities of the Company comprise one reportable segment, "Banking." All the consolidated assets are attributable to the Banking segment. The accounting policies of the Banking segment are the same as those described in the Note 1 “Organization and Summary of Significant Accounting Policies.”

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment, determining the allocation of resources, and in establishing management’s compensation. Information reported internally for performance assessment by the chief operating decision maker is identical to that which is shown in the Consolidated Statements of Income. All revenues were derived from banking operations for the years ended December 31, 2024, and 2023, and there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Note 23: Subsequent Event

On January 17, 2025, the Company completed the acquisition of Marblehead Bancorp, Inc., parent company of The Marblehead Bank of Marblehead, Ohio. Under the terms of the merger agreement, shareholders of Marblehead Bancorp received $196.31 in cash in exchange for each share of Marblehead Bancorp common stock for a transaction valued in aggregate at approximately $5.0 million. The Company has engaged third-party consultants to assist with determining the fair value of assets and liabilities acquired from Marblehead as of the acquisition date. That determination is in process and is expected to be completed with the Company’s March 31, 2025, 10Q filing .

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Credit Losses

As discussed in Note 1 to the consolidated financial statements, The Company’s loan portfolio totaled $1.047 billion as of December 31, 2024, and the associated allowance for credit losses (“ACL”) on loans was $15.096 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools.

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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2002.

Indianapolis, Indiana

March 7, 2025

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

With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December, 31, 2024, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a)	None.

(b)	During the quarter ended December 31, 2024, no director or 16 officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 16, 2025 (the “2025 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2025 Annual Meeting (the “2025 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Information about our Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2025 Proxy Statement under the caption “SECTION 16(a) REPORTS” To the extent that disclosure of information is required.

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

Insider Trading Arrangements and Policies

The Company has adopted an Insider Trading Policy that governs the purchase, sale, and/or dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 10 to this Form 10-K.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit Committee” in the Company’s 2025 Proxy Statement.

Nominating Committee

The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors are described under the caption “CORPORATE GOVERNANCE – Nominations of Directors” in the Company’s 2025 Proxy Statement. The procedures by which shareholders of the Company many recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders held on April 17, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information contained in the Company’s 2025 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “EQUITY INCENTIVE PLAN INFORMATION”, “DIRECTOR COMPENSATION”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “PAY VERSUS PERFORMANCE” AND “DIRECTOR COMPENSATION”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2025 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”) was approved by the shareholders of the Company at the 2017 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2024, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Equity compensation plans approved by security holders
($ in thousands, except per share data)		2017 Plan

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	-

b)	Weighted-average exercise price of outstanding options, warrants and rights	$-

c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	310,544

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2025 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2025 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2025 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Consolidated Balance Sheets as of December 31, 2024 and 2023

●	Consolidated Statements of Income for the Years ended December 31, 2024 and 2023

●	Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2024 and 2023

●	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2024 and 2023

●	Consolidated Statements of Cash Flows for Years ended December 31, 2024 and 2023

●	Notes to Consolidated Financial Statements

●	Report of Independent Registered Public Accounting Firm (Forvis Mazars, LLP)

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

(c) Financial Statement Schedules

None.

Item 16. Form 10-K Summary.

Not Applicable.

Exhibits

Exhibit No.	Description	Location

3.1	Amended Articles of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 31-36785).
3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785).
3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507).
3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507).
3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507).
3.7	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507).
3.8	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 31-36785).
3.9	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
3.10	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
4.1	Form of 3.65% Fixed-to-Floating Rate Subordinated Note due 2031	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).

Exhibit No.	Description	Location

4.2	Form of Subordinated Note Purchase Agreement by and between the Company and the several Purchasers	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).
4.3	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.4	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.5	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.6	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.
4.7	Description of Common Shares of the Company	Incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).
10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.3*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.4*	Amended and Restated Employment Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).
10.5*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

Exhibit No.	Description	Location

10.6*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.7*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and David A. Homoelle	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

10.8*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.9*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.10*	Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and David A. Homoelle	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

10.11*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Mark A. Klein	Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.12*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.13*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and David A. Homoelle	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

10.14*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507).

10.15*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507).

10.16*	SB Financial Group 2017 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

Exhibit No.	Description	Location

10.17*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2017 Stock Incentive Plan	Filed herewith.

13	2024 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of Forvis Mazars, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

97	Clawback Policy	Filed herewith.

101	The following materials from SB Financial Group Inc.’s 2024 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in XBRL (extensible business reporting language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) the Consolidated Statements of Income for the years ended December 31, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

	By:	/s/ Anthony V. Cosentino
Date: March 7, 2025		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Company”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2024, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 7, 2025	Chairman, President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 7, 2025	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ George W. Carter	March 7, 2025	Director
George W. Carter

/s/ Gaylyn J. Finn	March 7, 2025	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 7, 2025	Director
Richard L. Hardgrove

/s/ Tom R. Helberg	March 7, 2025	Director
Tom R. Helberg

/s/ Rita A. Kissner	March 7, 2025	Director
Rita A. Kissner

/s/ Mark A. Klein	March 7, 2025	Director
Mark A. Klein

/s/ William G. Martin	March 7, 2025	Director
William G. Martin

/s/ Timothy J. Stolly	March 7, 2025	Director
Timothy J. Stolly

/s/ Timothy L. Claxton	March 7, 2025	Director
Timothy L. Claxton

Date: March 7, 2025

Officers List

SB Financial Group, Inc.	NICHOLE T. WICHMAN	TYSON R. MOSS
	Senior Vice President	Senior Vice President
MARK A. KLEIN	Chief Marketing Officer	Fulton/Williams County
Chairman, President and		Market Executive
Chief Executive Officer	MICHAEL R. DULLE
	Vice President	CHRISTOPHER A. WEBB
ANTHONY V. COSENTINO	Corporate HR Strategic Manager	Senior Vice President
Executive Vice President		Findlay Market Executive
Chief Financial Officer	RONDA M. HERKO
	Vice President	Commercial Banking
KEETA J. DILLER	Human Resources Manager
Executive Vice President		PAUL C. ERWIN
Corporate Secretary	THERESA M. GINEMAN	Senior Vice President
	Assistant Vice President	Commercial Services Officer III
The State Bank and Trust Company	Loan Review Officer
TIMOTHY P. MOSER
Administration	SEAN M. GORMAN	Senior Vice President
	Assistant Vice President	Ag Lending Manager
MARK A. KLEIN	Asset Liability Manager
Chairman, President and		ROLLAND C. (COREY) DEMING
Chief Executive Officer	DAWN M. HUTCHESON	Vice President
	Assistant Vice President	Commercial Services Officer III
ANTHONY V. COSENTINO	Accountant III
Executive Vice President		ROBERT D. EGGLETON
Chief Financial Officer	CODI L. KING	Vice President
	Assistant Vice President	Commercial Services Officer III
KEETA J. DILLER	Risk Management Specialist, BSA Officer
Executive Vice President		ANDREW J. KIESS
Chief Operations Officer	CATHERINE E. PERRY	Vice President
	Assistant Vice President	Commercial Services Officer I
ERNESTO GAYTAN	Quality Control Manager
Executive Vice President		KYLE E. KRUPP
Chief Technology Innovation Officer	SARAH S. MEKUS	Vice President
	Officer, Executive Assistant	Commercial Services Officer I
STEVEN A. WALZ	Corporate Secretary
Executive Vice President		SHAUN N. MACK
Chief Lending Officer	Regional Executives	Vice President
Commercial Services Officer I
DAVID A. HOMOELLE	ADAM V. GRAESSLE
Executive Vice President	Market President	STEPHANIE L. PARIS
Residential Real Estate Executive		Vice President
	MARK D. CASSIN	Commercial Services Officer I
CAROL M. ROBBINS	Senior Vice President
Senior Vice President	Bowling Green, Toledo & Lake Erie	JACOB M. SCHUMM
Controller	Market Executive	Vice President
Commercial Services Officer III
RONALD E. SPANGLER	ANDREW S. FARLEY
Senior Vice President	Senior Vice President	COLLIN P. SHERBURNE
Director of Loan Quality & Recovery	Lima Market Executive	Assistant Vice President
Commercial Services Officer I
ABAGALE M. WATERS	STEFAN R. HARTMAN
Senior Vice President	Senior Vice President
Director of Human Resources	Fort Wayne Market Executive

Credit Administration	AMANDA D. VOGELSONG	KAREN A. VARNER
	Vice President	Vice President
MICHAEL D. EBBESKOTTE	IT Project Manager	Outside Mortgage Sales Loan Originator
Senior Vice President
Credit Administration Manager	JEFF A. EITZMAN	ROBERT W. WARNER
	Assistant Vice President	Vice President
AMY M. HOFFMAN	Systems Administrator- Operations	Outside Mortgage Sales Loan Originator
Senior Vice President
Chief Credit Officer	SUSAN A. LONG	JACQUELON C. WILSON
	Officer	Vice President
ERICA R. BARE	Quality Control Analyst - Deposits	Community Development Mortgage
Vice President		Loan Originator
Senior Credit Analyst	Mortgage Lending
JENNIFER A. BAKER
ANDREW M. RICKENBERG	RICHARD A. SMITH	Assistant Vice President
Vice President	Senior Vice President	Senior RRE Underwriter
Collections and Resource Recovery	Residential Real Estate Sales
Administrator	Manager - Indianapolis Region	RYAN C. CULLIN
Assistant Vice President
RONALD J. SWISHER	STEVEN J. WATSON	Residential Real Estate Sales Manager
Officer	Senior Vice President	Cincinnati Region
Commercial Credit Analyst	Residential Real Estate Sales
	Manager - Columbus, Defiance, Findlay	RYAN G. SIBLEY
Information Technology and		Assistant Vice President
Operations	DENISE S. DAVENPORT	Residential Real Estate Sales Manager
Vice President
MELINDA L. CLINE	Outside Mortgage Sales Loan Originator	TAMARA D. TRENKAMP
Senior Vice President		Assistant Vice President
Director of Lending Operations	KIMBERLY W. DONOVAN	Community Development Mortgage
	Vice President	Loan Originator
DEBORAH K. STEPHENS	Senior RRE Underwriter
Vice President of Marblehead Operations		ZACHARY M. WILLIAMS
	SUSAN A. ERHART	Assistant Vice President
KATIE S. CLEMENS	Vice President	Community Development Officer
Assistant Vice President	Senior RRE Underwriter	Outside Mortgage Sales Loan Originator
Deposit Operations Manager
PARKER H. EVANS
ANN M. FISHPAW	Vice President
Assistant Vice President	Secondary Market Manager
Deposit Services Supervisor
ANDREW C. PATTON
TADD J. BROOKET	Vice President
Senior Vice President	Residential Construction Manager
Director of IT Infrastructure
JARED M. PEREZ
JEREMY M. DOTSON	Vice President
Vice President	Outside Mortgage Sales Loan Originator
Cybersecurity & IT Governance Leader
SUZANNE M. REICHARD
GARY A. SAXMAN	Vice President
Vice President	Outside Mortgage Sales Loan Originator
Data Processing Engineer
BRIAN E. SMITH
STEVEN E. STRUBLE	Vice President
Vice President	Encompass Administrator
IT Leader, Fiserv Platform

Private Banking	PREETI SABOO	JENNIFER L. MASON
	Assistant Vice President	Senior Vice President
RACHEL R. COPELAND	Banking Center Sales Manager	Chief Wealth Management Officer
Vice President
PCG Private Banker	JAMES R. STATES	KATIE N. CLEMENTZ
	Assistant Vice President	Vice President
NANCY E. RANKIN	Banking Center Sales Manager	Trust Operations Services Manager
Vice President
PCG Private Banker	JENNIFER S. WRIGHT	ALEXANDER P. EIKENBERRY
	Assistant Vice President	Vice President
SUSAN F. WEST	Banking Center Sales Manager	Retirement Services Manager
Vice President
PCG Private Banker	SBA/ Small Business Lending	MARK G. FROELICH
Vice President
BRIANNE M. FROBOSE	BRANDON S. GERKEN	Wealth Management Advisor
Assistant Vice President	Senior Vice President
PCG Private Banker	SBA/Small Business	MAUREEN G. KILLION
	Lending Manager	Assistant Vice President
JASON S. MAY		Investment Advisor
Assistant Vice President	KYLE A. FRISCH
PCG Private Banker	Assistant Vice President	SBFG Title, LLC
Small Business Lender
Retail Banking		DAWN E. VAN HORN
	Treasury Management	Senior Vice President
PATRICIA A. PEPA		Regional Licensed Title Manager
Vice President	CLINTON B. BEASLEY
Banking Center Sales Manager	Vice President	LORI L. LAPE
	Treasury Management Officer	Assistant Vice President
BLAKE A. WILLIAMS		Licensed Title Manager
Vice President	BRANDON E. FELLOWS
Head of Retail Banking	Vice President
Corporate Sales Champion	Treasury Management Officer II

ANDREA P. DOSECK	SEAN L. LAFONTAINE
Assistant Vice President	Vice President
Community Sales & Lending Manager	Director of Treasury Management

MISTY S. FRITSCH	BROOKE C. FRAZEE
Assistant Vice President	Assistant Vice President
Banking Center Sales Manager	Treasury Management Officer

EMILY E. MATTHEWS	Wealth Management
Assistant Vice President
Banking Center Sales Manager	DAVID A. BELL
Executive Vice President
LORI A. NIESE	Retirement Services Manager
Assistant Vice President
Banking Center Sales Manager II	KELLY W. CLEVELAND
Senior Vice President
TERESA G. POORMAN	Chief Investment Officer
Assistant Vice President
Retail Services & Sales Coordinator
Bank Security Officer