Form 10-Q
period 2025-03-31
SB FINANCIAL GROUP, INC.
filed 2025-05-08
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,525,127 Outstanding at May 8, 2025	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	March 2025 (unaudited)	December 2024

Assets
Cash and due from banks	$105,145	$25,928
Interest bearing time deposits	1,565	1,565
Available-for-sale securities	199,721	201,587
Loans held for sale	4,286	6,770
Loans, net of unearned income	1,088,274	1,046,735
Allowance for credit losses	(15,391)	(15,096)
Premises and equipment, net	21,875	20,456
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,340	5,223
Foreclosed assets and other assets held for sale, net	73	-
Interest receivable	5,072	4,908
Goodwill	27,158	23,239
Cash value of life insurance	30,871	30,685
Mortgage servicing rights	14,965	14,868
Other assets	12,048	12,649
Total assets	$1,501,002	$1,379,517

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$240,446	$232,155
Interest bearing demand	208,583	201,085
Savings	285,902	237,987
Money market	257,013	222,161
Time deposits	279,276	259,217
Total deposits	1,271,220	1,152,605

Repurchase agreements	11,058	10,585
Federal Home Loan Bank advances	35,000	35,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,702	19,690
Interest payable	2,634	2,351
Other liabilities	19,552	21,468
Total liabilities	1,369,476	1,252,009

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2025 - 0 shares outstanding, 2024 - 0 shares outstanding	-	-
Common stock, no par value;2025 - 10,500,000 shares authorized, 8,525,375 shares issued; 2024 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	14,955	15,194
Retained earnings	117,397	116,186
Accumulated other comprehensive loss	(26,872)	(30,234)
Treasury stock, at cost;(2025 - 1,994,729 common shares; 2024 - 1,977,538 common shares)	(35,273)	(34,957)
Total shareholders’ equity	131,526	127,508
Total liabilities and shareholders’ equity	$1,501,002	$1,379,517

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

($ in thousands, except per share data)	Three Months Ended March 31,
	2025	2024
Interest Income
Loans
Taxable	$15,244	$13,547
Tax exempt	115	123
Securities
Taxable	1,169	1,274
Tax exempt	38	37
Other interest income	806	319
Total interest income	17,372	15,300

Interest Expense
Deposits	5,352	5,090
Repurchase agreements & other	24	34
Federal Home Loan Bank advance expense	362	613
Trust preferred securities expense	160	188
Subordinated debt expense	195	195
Total interest expense	6,093	6,120

Net Interest Income	11,279	9,180

Provision for credit losses - loans	374	(86)
Provision for unfunded commitments	13	86
Total provision for credit losses	387	-

Net interest income after provision for credit losses	10,892	9,180

Noninterest Income
Wealth management fees	864	865
Customer service fees	879	880
Gain on sale of mortgage loans & OMSR	849	781
Mortgage loan servicing fees, net	611	763
Gain on sale of non-mortgage loans	15	10
Title insurance income	397	266
Other income	492	386
Total noninterest income	4,107	3,951

Noninterest Expense
Salaries and employee benefits	6,237	5,352
Net occupancy expense	893	769
Equipment expense	1,072	1,077
Data processing fees	1,439	769
Professional fees	1,034	758
Marketing expense	165	197
Telephone and communications	139	105
Postage and delivery expense	137	97
State, local and other taxes	224	245
Employee expense	174	178
Other expense	896	735
Total noninterest expense	12,410	10,282

Income before income tax	2,589	2,849

Provision for income taxes	431	481

Net Income	$2,158	$2,368

Basic earnings per common share	$0.33	$0.35

Diluted earnings per common share	$0.33	$0.35

Average common shares outstanding (in thousands):
Basic:	6,481	6,715
Diluted:	6,502	6,723

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
($ in thousands)	2025	2024

Net income	$2,158	$2,368
Other comprehensive income (loss)
Available for sale investment securities:
Gross unrealized holding gains (losses) arising in the period	4,256	(2,172)
Related tax (expense) benefit	(894)	456
Net effect on other comprehensive income (loss)	3,362	(1,716)
Total comprehensive income	$5,520	$652

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2025	$61,319	$15,194	$116,186	$(30,234)	$(34,957)	$127,508
Net income			2,158			2,158
Other comprehensive income				3,362		3,362
Cash dividends on common, $0.145 per share			(947)			(947)
Restricted stock vesting		(396)			396	-
Repurchased stock (33,478 shares)					(712)	(712)
Stock based compensation expense		157				157
Balance, March 31, 2025	$61,319	$14,955	$117,397	$(26,872)	$(35,273)	$131,526

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2024	$61,319	$15,124	$108,486	$(29,831)	$(30,756)	$124,342
Net income			2,368			2,368
Other comprehensive loss				(1,716)		(1,716)
Cash dividends on common, $0.135 per share			(917)			(917)
Restricted stock vesting		(313)			313	-
Repurchased stock (30,048 shares)					(521)	(521)
Stock based compensation expense		167				167
Balance, March 31, 2024	$61,319	$14,978	$109,937	$(31,547)	$(30,964)	$123,723

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)	Three Months Ended March 31,
	2025	2024
Operating Activities
Net Income	$2,158	$2,368
Items not requiring (providing) cash
Depreciation and amortization	544	552
Provision for credit losses	387	-
Expense of share-based compensation plan	157	167
Amortization of premiums and discounts on securities	106	126
Amortization of intangible assets	101	17
Amortization of originated mortgage servicing rights	293	273
Recovery of mortgage servicing rights	(10)	(181)
Proceeds from sale of loans held for sale	39,279	36,623
Originations of loans held for sale	(36,311)	(38,414)
Gain from sale of loans	(864)	(791)
Changes in
Interest receivable	(164)	73
Other assets	2,173	(723)
Interest payable & other liabilities	(1,146)	218
Net cash provided by operating activities	6,703	308

Investing Activities
Purchases of available-for-sale securities	(100)	-
Proceeds from maturities of interest bearing time deposits	-	(882)
Proceeds from maturities of available-for-sale securities	6,117	4,171
Proceeds from sales of available-for-sale securities	30,123	-
Net change in loans	(23,030)	8,603
Purchase of premises, equipment	(923)	(159)
Purchase of bank owned life insurance	-	(800)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	-	(275)
Proceeds from sale of Federal Home Loan Bank Stock	-	1,042
Proceeds from sale of foreclosed assets	-	1
Acquisition, net of cash acquired (paid)	(3,014)	-
Net cash provided by investing activities	9,173	11,701

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	45,468	44,885
Net (decrease) increase in time deposits	20,059	(2,748)
Net increase (decrease) in securities sold under agreements to repurchase	473	(471)
Proceeds from Federal Home Loan Bank advances	-	110,500
Repayment of Federal Home Loan Bank advances	(1,000)	(159,100)
Stock repurchase plan	(712)	(521)
Cash dividends on common shares	(947)	(917)
Net cash provided (used in) by financing activities	63,341	(8,372)
Increase in cash and cash equivalents	79,217	3,637
Cash and cash equivalents, beginning of period	25,928	22,965
Cash and cash equivalents, end of period	$105,145	$26,602

Supplemental cash flow information
Interest paid	$6,257	$5,791
Income taxes paid	$-	$-
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$73	$-
In conjunction with the Marblehead acquisition, liabilities assumed were:
Fair value of assets acquired	$59,161	$-
Cash paid in acquisition	(5,009)	-
Liabilities assumed	$54,152	$-

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (“SBFG”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, including The State Bank and Trust Company (“State Bank”), SBFG Title, LLC (“SBFG Title”), and SB Captive, Inc. (“SB Captive”). State Bank owns all of the outstanding stock of State Bank Insurance, LLC (“SBI”). In December 2024, SBFG completed the dissolution of four of its inactive subsidiaries – RFCBC, Inc., Rurbanc Data Services, Inc., Rurban Mortgage Company and SBFG Mortgage, LLC.

The consolidated financial statements include the accounts of SBFG, State Bank, SBFG Title, SB Captive and SBI (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three-months ended March 31, 2025, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2024, has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Adoption of New Accounting Standards:

Accounting Standards Update (“ASU”) No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)

This guidance provides temporary options to ease the potential burden in accounting for reference rate reform. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was initially effective as of March 12, 2020, through December 31, 2022. However, a deferral of the implementation of the Reference Rate Reform was issued in December of 2022, which extended the implementation through December 31, 2024. The Company has implemented a replacement for the reference rate and has determined that the changes did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards not yet adopted:

ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Bord (“FASB”) issued ASU 2023-09: Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to effective tax rate reconciliation and information related to income taxes paid, among certain other amendments to improve the effectiveness of such disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and are to be applied on a prospective basis. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding during the periods presented. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the table below. There were no anti-dilutive shares in 2025 or 2024. Participating securities in the table reflect nonvested restricted shares that participate in dividends declared and paid by the Company on its common shares prior to vesting of the restricted shares.

	Three Months Ended March 31,
($ and outstanding shares in thousands - except per share data)	2025	2024

Distributed earnings allocated to common shares	$947	$917
Undistributed earnings allocated to common shares	1,204	1,443

Net earnings allocated to common shares	2,151	2,360
Net earnings allocated to participating securities	7	8

Net Income allocated to common shares and participating securities	$2,158	$2,368

Weighted average shares outstanding for basic earnings per share	6,481	6,715
Dilutive effect of stock compensation	21	8

Weighted average shares outstanding for diluted earnings per share	6,502	6,723

Basic earnings per common share	$0.33	$0.35

Diluted earnings per common share	$0.33	$0.35

NOTE 3 – BUSINESS COMBINATION

Effective January 17, 2025, the Company acquired all of the outstanding common shares of Marblehead Bancorp and its subsidiary The Marblehead Bank of Marblehead, Ohio (collectively, “Marblehead”). Marblehead was headquartered in Marblehead, Ohio and had two retail offices. At closing, Marblehead Bancorp was merged with and into SBFG, with SBFG surviving, and immediately thereafter, The Marblehead Bank was merged with and into State Bank, with State Bank surviving. Under the terms of the merger agreement, shareholders of Marblehead received fixed consideration of $196.31 in cash for each share of Marblehead common stock for total consideration of $5.0 million. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

In accordance with ASC 805, the Company expensed approximately $0.7 million of direct acquisition costs during the three months ended March 31, 2025. The $0.7 million in merger expense is split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $3.9 million of goodwill and $1.7 million of intangible assets in the first quarter of 2025. Loans acquired with deteriorated credit quality (“PCD loans”) since origination were not material. The acquisition of Marblehead enabled the Company to increase both its deposit and loan base and acquire new households in a new market. It is expected that this transaction will result in business synergies and economies of scale. The acquisition was consistent with the Company’s strategy to expand its presence in Northwest Ohio and to increase profitability by introducing existing products and services to the acquired customer base. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

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

($ in thousands)	January 17, 2025

Fair value of assets acquired

Cash and cash equivalents	$1,995
Investment securities	30,123
Federal Reserve and Federal Home Loan Bank stock	117
Loans held for investment	18,661
Premises and equipment	1,036
Goodwill	3,919
Core deposit intangible	1,710
Other assets	1,600
Total assets acquired	$59,161

Fair value of liabilities assumed

Deposits	$53,088
Other liabilities	1,064
Total liabilities assumed	54,152
Total purchase price (cash)	$5,009

Pro Forma Financial Information

The results of operations of Marblehead have been included in the Company’s consolidated financial statements since the acquisition date of January 17, 2025. The following schedule includes the pro forma results for the three months ended March 31, 2025, and 2024, as if the Marblehead acquisition had occurred as of the beginning of the reporting periods presented. The acquisition added less than $0.3 million in revenue to the Company for the three months ended March 31, 2025.

	Three Months Ended
Summary of Operations ($ in thousands)	Mar. 2025	Mar. 2024

Net interest income	$11,339	$9,529
Provision for loan losses	387	-

Net interest income after provision	$10,952	$9,529

Non interest income	4,111	3,971
Non interest expense	12,669	10,728

Income before income taxes	$2,394	$2,772
Income tax expense*	431	481

Net income to common shareholders	$1,963	$2,291

Basic earnings per share	$0.30	$0.34
Diluted earnngs per share	$0.30	$0.34

*	Income tax expense for Marblehead calculated using a 21% statuatory rate

Note 4 – AVAILABLE-FOR-SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2025, and December 31, 2024, were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2025
U.S. Treasury and Government agencies	$6,918	$2	$(602)	$6,318
Mortgage-backed securities	198,737	4	(30,120)	168,621
State and political subdivisions	10,879	-	(1,450)	9,429
Other corporate securities	17,200	-	(1,847)	15,353

Totals	$233,734	$6	$(34,019)	$199,721

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury and Government agencies	$8,120	$-	$(731)	$7,389
Mortgage-backed securities	203,646	4	(34,030)	169,620
State and political subdivisions	10,893	-	(1,486)	9,407
Other corporate securities	17,200	-	(2,029)	15,171

Totals	$239,859	$4	$(38,276)	$201,587

The amortized cost and fair value of securities available-for-sale at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,039	$1,039
Due after one year through five years	1,132	1,117
Due after five years through ten years	25,913	23,274
Due after ten years	6,913	5,670
	34,997	31,100
Mortgage-backed securities	198,737	168,621

Totals	$233,734	$199,721

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $134.1 million at March 31, 2025, and $115.5 million at December 31, 2024. The fair value of securities delivered for repurchase agreements was $13.7 million at March 31, 2025, and $17.3 million at December 31, 2024.

There were no realized gains or losses from sales of available-for-sale securities for the three months ended March 31, 2025, or March 31, 2024.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $199.1 million at March 31, 2025, and $201.3 million at December 31, 2024, which consisted of 134 securities, or approximately 93 percent, and 138 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025, and December 31, 2024, are as follows:

($ in thousands)		Less than 12 Months		12 Months or Longer		Total
March 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	8	$789	$-	$5,177	$(602)	$5,966	$(602)
Mortgage-backed securities	91	-	-	168,346	(30,120)	168,346	(30,120)
State and political subdivisions	21	701	(12)	8,729	(1,438)	9,430	(1,450)
Other corporate securities	14	-	-	15,353	(1,847)	15,353	(1,847)

Totals	134	$1,490	$(12)	$197,605	$(34,007)	$199,095	$(34,019)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	11	$1,929	$-	$5,460	$(731)	$7,389	$(731)
Mortgage-backed securities	92	-	$-	169,286	(34,030)	169,286	(34,030)
State and political subdivisions	21	1,319	$(21)	8,088	(1,465)	9,407	(1,486)
Other corporate securities	14	385	$(115)	14,786	(1,914)	15,171	(2,029)

Totals	138	$3,633	$(136)	$197,620	$(38,140)	$201,253	$(38,276)

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Management reviews these securities on a quarterly basis and evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, management determines whether a decline in fair value resulted from a credit loss or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, a provision is recorded to the allowance for credit losses (the “ACL”).

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At March 31, 2025, and December 31, 2024, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $0.6 million at March 31, 2025 and $0.6 million at December 31, 2024. Should the decline in fair value be the result of credit losses or other factors, the security would be moved to nonaccrual status and all accrued interest reversed.

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

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

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	March 31, 2025	December 31, 2024

Commercial & industrial	$125,878	$124,764
Commercial real estate - owner occupied	140,019	134,431
Commercial real estate - nonowner occupied	369,499	345,142
Agricultural	61,443	64,680
Residential real estate	319,307	308,378
Home equity line of credit (HELOC)	55,443	53,811
Consumer	16,685	15,529

Total loans	1,088,274	1,046,735
Allowance for credit losses	(15,391)	(15,096)

Loans, net	$1,072,883	$1,031,639

The totals shown above are net of accretable discounts on acquired loans and deferred loan fees and costs, which totaled $0.67 million in net fees at March 31, 2025, and $0.15 million in net costs at December 31, 2024.

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

Accrued interest receivable related to loans totaled $3.4 million at March 31, 2025, and $3.3 million at December 31, 2024, and is excluded from the estimate of credit losses.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

●	Commercial & Industrial - Commercial & industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial & industrial loans and lease financing agreements is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

●	Commercial Real Estate - Owner Occupied - Owner occupied commercial real estate loans consist of loans to purchase, construct, or refinance owner occupied nonresidential properties. This includes office buildings and other commercial facilities. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Commercial Real Estate – Nonowner Occupied - Nonowner occupied commercial real estate loans consist of loans to purchase, construct, or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as multifamily properties. The primary risk associated with nonowner occupied commercial real estate loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Agricultural - Agricultural loans consist of loans or lines of credit to finance farmland, equipment, and general business needs or other assets. The primary risk associated with agricultural loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

●	Residential Real Estate – Residential real estate mortgage loans consist of loans to purchase, construct, or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home Equity Line of Credit (HELOCs) - Home equity loans consist of HELOCs and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior liens as a substantial decline in value could render the junior lien position effectively unsecured.

●	Consumer - Consumer loans consist of loans to finance unsecured home improvements, personal assets, such as automobiles or recreational vehicles, and revolving lines of credit that can be secured or unsecured. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

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

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through March 31, 2025, contained within the model was supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a sound calculation.

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

During the first quarter of 2025, the Company completed the acquisition of Marblehead, in Marblehead, Ohio. The Company performed an analysis of the acquired non-PCD loan portfolio as part of the acquisition process and recorded a provision for credit losses of $0.23 million subsequent to the date of acquisition. The following tables summarize the activity related to the ACL for the three months ended March 31, 2025, and March 31, 2024, and for the twelve months ended December 31, 2024.

($ in thousands) For the three months ended March 31, 2025	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,666	$(61)	$-	$(166)	$2,439
Commercial real estate - owner occupied	1,806	-	-	58	1,864
Commercial real estate - nonowner occupied	5,721	-	-	333	6,054
Agricultural	884	-	-	(22)	862
Residential real estate	3,330	-	-	128	3,458
HELOC	520	(4)	-	23	539
Consumer	169	(21)	2	25	175
Total	$15,096	$(86)	$2	$379	$15,391

($ in thousands) For the three months ended March 31, 2024	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,003	$(42)	$6	$626	$2,593
Commercial real estate - owner occupied	1,952	-	-	57	2,009
Commercial real estate - nonowner occupied	5,718	-	-	(240)	5,478
Agricultural	440	-	-	528	968
Residential real estate	4,936	-	-	(1,075)	3,861
HELOC	510	-	-	14	524
Consumer	227	(24)	3	4	210
Total	$15,786	$(66)	$9	$(86)	$15,643

($ in thousands) For the twelve months ended December 31, 2024	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,003	$(233)	$5	$891	$2,666
Commercial real estate - owner occupied	1,952	-	-	(146)	1,806
Commercial real estate - nonowner occupied	5,718	-	-	3	5,721
Agricultural	440	-	-	444	884
Residential real estate	4,936	(3)	-	(1,603)	3,330
HELOC	510	-	-	10	520
Consumer	227	(53)	34	(39)	169
Total	$15,786	$(289)	$39	$(440)	$15,096

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

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2025, and December 31, 2024.

($ in thousands)	Collateral Type			Allocated
March 31, 2025	Real Estate	Other	Total	Allowance

Commercial & industrial	$2,518	$1,244	$3,762	$65
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	151	-	151	-
Agricultural	-	-	-	-
Residential real estate	1,099	-	1,099	24
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$4,197	$1,244	$5,441	$102

($ in thousands)	Collateral Type			Allocated
December 31, 2024	Real Estate	Other	Total	Allowance

Commercial & industrial	$2,252	$625	$2,877	$380
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	370	-	370	-
Agricultural	-	-	-	-
Residential real estate	801	-	801	26
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$3,852	$625	$4,477	$419

Under the current expected credit loss (“CECL”) model, for collateral dependent loans, the Company has adopted the practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of March 31, 2025.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$5,496	$23,228	$11,182	$12,283	$13,800	$18,175	$34,712	$3,015	$121,891
Special Mention (5)	-	36	-	-	238	129	25	-	428
Substandard (6)	-	120	350	152	-	177	1,247	213	2,259
Doubtful (7)	-	-	153	433	204	481	-	29	1,300
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$5,496	$23,384	$11,685	$12,868	$14,242	$18,962	$35,984	$3,257	$125,878
Current period gross chargeoffs	$-	$-	$-	$-	$-	$33	$28	$-	$61

Commercial real estate - owner occupied
Pass (1 - 4)	$6,650	$21,014	$25,413	$19,745	$23,921	$41,638	$1,158	$46	$139,585
Special Mention (5)	-	-	-	-	-	430	-	-	430
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	3	1	-	-	4
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$6,650	$21,014	$25,413	$19,745	$23,924	$42,069	$1,158	$46	$140,019
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$27,498	$97,732	$45,886	$50,648	$38,345	$108,593	$130	$-	$368,832
Special Mention (5)	-	397	-	-	-	-	-	-	397
Substandard (6)	-	-	-	151	-	119	-	-	270
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$27,498	$98,129	$45,886	$50,799	$38,345	$108,712	$130	$-	$369,499
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$3,017	$6,867	$7,866	$13,657	$10,599	$10,412	$9,025	$-	$61,443
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,017	$6,867	$7,866	$13,657	$10,599	$10,412	$9,025	$-	$61,443
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$3,852	$32,776	$43,065	$101,738	$76,528	$59,728	$-	$-	$317,687
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	275	-	251	1,094	-	-	1,620
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,852	$32,776	$43,340	$101,738	$76,779	$60,822	$-	$-	$319,307
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$-	$-	$11	$101	$48,525	$6,589	$55,226
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	44	136	37	217
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$11	$145	$48,661	$6,626	$55,443
Current period gross chargeoffs	$-	$-	$-	$-	$-	$4	$-	$-	$4

Consumer
Pass (1 - 4)	$525	$1,735	$2,089	$3,356	$1,045	$1,231	$6,700	$-	$16,681
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	4	-	-	-	-	4
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$525	$1,735	$2,089	$3,360	$1,045	$1,231	$6,700	$-	$16,685
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$21	$-	$21

Total Loans
Pass (1 - 4)	$47,038	$183,352	$135,501	$201,427	$164,249	$239,878	$100,250	$9,650	$1,081,345
Special Mention (5)	-	433	-	-	238	559	25	-	1,255
Substandard (6)	-	120	625	307	251	1,434	1,383	250	4,370
Doubtful (7)	-	-	153	433	207	482	-	29	1,304
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$47,038	$183,905	$136,279	$202,167	$164,945	$242,353	$101,658	$9,929	$1,088,274
Current period gross chargeoffs	$-	$-	$-	$-	$-	$37	$49	$-	$86

The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of December 31, 2024.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$22,688	$12,927	$12,813	$14,207	$9,101	$10,022	$36,363	$3,204	$121,325
Special Mention (5)	-	355	-	-	133	-	25	-	513
Substandard (6)	-	-	585	-	-	673	1,147	88	2,493
Doubtful (7)	-	153	-	204	-	48	-	28	433
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$22,688	$13,435	$13,398	$14,411	$9,234	$10,743	$37,535	$3,320	$124,764
Current period gross chargeoffs	$-	$42	$25	$23	$143	$-	$-	$-	$233

Commercial real estate - owner occupied
Pass (1 - 4)	$15,070	$30,372	$20,002	$24,406	$13,491	$30,140	$463	$49	$133,993
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	430	-	-	-	430
Doubtful (7)	-	-	-	7	-	1	-	-	8
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$15,070	$30,372	$20,002	$24,413	$13,921	$30,141	$463	$49	$134,431
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$94,098	$47,026	$50,942	$40,584	$39,093	$72,609	$118	$-	$344,470
Special Mention (5)	398	-	-	-	-	-	-	-	398
Substandard (6)	-	-	154	-	-	120	-	-	274
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$94,496	$47,026	$51,096	$40,584	$39,093	$72,729	$118	$-	$345,142
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$8,100	$8,295	$14,482	$10,748	$2,618	$8,967	$11,470	$-	$64,680
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$8,100	$8,295	$14,482	$10,748	$2,618	$8,967	$11,470	$-	$64,680
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$31,291	$41,982	$100,375	$76,146	$28,237	$28,797	$-	$-	$306,828
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	279	-	256	50	965	-	-	1,550
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$31,291	$42,261	$100,375	$76,402	$28,287	$29,762	$-	$-	$308,378
Current period gross chargeoffs	$-	$-	$-	$3	$-	$-	$-	$-	$3

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$-	$12	$18	$51	$46,908	$6,591	$53,580
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	48	139	44	231
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$12	$18	$99	$47,047	$6,635	$53,811
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$1,909	$1,993	$3,247	$725	$319	$94	$7,229	$-	$15,516
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	13	-	-	-	-	-	13
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$1,909	$1,993	$3,260	$725	$319	$94	$7,229	$-	$15,529
Current period gross chargeoffs	$-	$-	$-	$5	$2	$-	$46	$-	$53

Total Loans
Pass (1 - 4)	$173,156	$142,595	$201,861	$166,828	$92,877	$150,680	$102,551	$9,844	$1,040,392
Special Mention (5)	398	355	-	-	133	-	25	-	911
Substandard (6)	-	279	752	256	480	1,806	1,286	132	4,991
Doubtful (7)	-	153	-	211	-	49	-	28	441
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$173,554	$143,382	$202,613	$167,295	$93,490	$152,535	$103,862	$10,004	$1,046,735
Current period gross chargeoffs	$-	$42	$25	$31	$145	$-	$46	$-	$289

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2025, and December 31, 2024.

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
March 31, 2025	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$16	$-	$3,418	$3,434	$122,444	$125,878
Commercial real estate - owner occupied	-	-	429	429	139,590	140,019
Commercial real estate - nonowner occupied	-	-	366	366	369,133	369,499
Agricultural	-	4	-	4	61,439	61,443
Residential real estate	387	54	836	1,277	318,030	319,307
HELOC	128	24	96	248	55,195	55,443
Consumer	151	33	-	184	16,501	16,685
Total Loans	$682	$115	$5,145	$5,942	$1,082,332	$1,088,274

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2024	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$776	$127	$770	$1,673	$118,343	$120,016
Commercial real estate - owner occupied	-	-	-	-	131,313	131,313
Commercial real estate - nonowner occupied	27	-	28	55	297,994	298,049
Agricultural	-	-	-	-	62,365	62,365
Residential real estate	-	427	294	721	313,947	314,668
HELOC	117	100	65	282	47,780	48,062
Consumer	1	5	-	6	17,073	17,079
Total Loans	$921	$659	$1,157	$2,737	$988,815	$991,552

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received. It is at the discretion of management to determine when a loan is placed back on accrual status once a borrower establishes a history of six consecutive timely principal and interest payments. The categories of nonaccrual loans as of March 31, 2025, and December 31, 2024, are presented in the following tables.

	March 31, 2025
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$3,356	$62	$3,418
Commercial real estate - owner occupied	3	429	432
Commercial real estate - nonowner occupied	366	-	366
Agricultural	-	-	-
Residential real estate	1,498	110	1,608
Home equity line of credit (HELOC)	216	-	216
Consumer	11	-	11

Total loans	$5,450	$601	$6,051

	December 31, 2024
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$2,301	$626	$2,927
Commercial real estate - owner occupied	7	430	437
Commercial real estate - nonowner occupied	370	-	370
Agricultural	-	-	-
Residential real estate	1,428	111	1,539
Home equity line of credit (HELOC)	231	-	231
Consumer	12	-	12

Total loans	$4,349	$1,167	$5,516

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this note. For the three months ended March 31, 2025, and March 31, 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of March 31, 2025, and March 31, 2024. The Company monitors loan payments on an ongoing basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the three months ended March 31, 2025, and March 31, 2024, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when the extension of credit is not unconditionally cancellable (i.e. the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The allowance for credit losses for unfunded loan commitments of $1.4 million at March 31, 2025, is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the three months ended March 31, 2025, and March 31, 2024.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Balance, beginning of period	$1,340	$776
Adjustment for acquired loans	3	-
Provision for unfunded commitments	10	86
Balance, end of period	$1,353	$862

NOTE 6 – GOODWILL

	Three Months Ended March 31,
($ in thousands)	2025	2024

Beginning balance	$23,239	$23,239
Acquired goodwill	3,919	-
Ending balance	$27,158	$23,239

Goodwill is not amortized, but is evaluated for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. As of March 31, 2025, and December 31, 2024, the carrying amount of goodwill was $27.2 and $23.2 million respectively. The acquisition of Marblehead Bank on January 17, 2025 resulted in the acquisition of approximately $3.9 million in goodwill.

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

Goodwill was assessed for impairment using a quantitative test performed as of March 31,2025. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. No events or circumstances since the March 31, 2025, impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.43 billion at March 31, 2025, and December 31, 2024. Contractually specified servicing fees of $0.9 million were included in mortgage loan servicing fees in the consolidated income statement for the three months ended March 31, 2025, and 2024.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended March 31,
($ in thousands)	2025	2024

Balance at beginning of period	$14,868	$13,906
Mortgage servicing rights capitalized during the period	380	377
Mortgage servicing rights amortization during the period	(293)	(273)
Net change in valuation allowance	10	181
Balance at end of period	$14,965	$14,191

Valuation allowance:
Balance at beginning of period	$186	$227
Increase (decrease)	(10)	(181)
Balance at end of period	$176	$46

Fair value, beginning of period	$17,782	$17,125
Fair value, end of period	$18,212	$18,141

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of March 31, 2025, and December 31, 2024.

	March 31, 2025		December 31, 2024
($ in thousands)	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$86,247	$2,756	$79,235	$4,029
Forward contracts	18,767	25	11,000	69
Total contracts	$105,014	$2,781	$90,235	$4,098

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$86,247	$(2,756)	$79,235	$(4,029)
IRLCs	21,500	(3)	7,412	(21)
Total contracts	$107,747	$(2,759)	$86,647	$(4,050)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC or forward contract and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three months ended March 31, 2025, and 2024.

		Three Months Ended March 31,
($ in thousands)	Statement of income classification	2025	2024
Interest rate swap contracts	Other income	$107	$-
IRLCs	Gain on sale of mortgage loans & OMSR	18	9
Forward contracts	Gain on sale of mortgage loans & OMSR	(44)	8

The following table shows the offsetting of financial assets and derivative assets at March 31, 2025, and at December 31, 2024.

		Gross amounts	Net amounts of assets	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	Gross amounts of recognized assets	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount

March 31, 2025
Interest rate swaps	$3,323	$567	$2,756	$-	$2,710	$46

December 31, 2024
Interest rate swaps	$4,172	$143	$4,029	$-	$3,130	$899

The following table shows the offsetting of financial liabilities and derivative liabilities at March 31, 2025, and at December 31, 2024.

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	Gross amounts of recognized liabilities	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount

March 31, 2025
Interest rate swaps	$3,323	$567	$2,756	$-	$-	$2,756

December 31, 2024
Interest rate swaps	$4,172	$143	$4,029	$-	$-	$4,029

NOTE 9 – DEPOSITS

Major classification of deposits at March 31, 2025, and at December 31, 2024, were as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Non interest bearing demand	$240,446	$232,155
Interest bearing demand	208,583	201,085
Savings	285,902	237,987
Money market	257,013	222,161
Time deposits $250,000 or less	224,421	208,273
Time deposits greater than $250,000	54,855	50,944
Total Deposits	$1,271,220	$1,152,605

Included in time deposits at March 31, 2025, and at December 31, 2024, were $56.9 million and $58.2 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	March 31, 2025	December 31, 2024

Securities sold under repurchase agreements	$11,058	$10,585

The Company has retail repurchase (“REPO”) agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2025 through 2051. As of March 31, 2025, these REPO agreements were secured by securities with a fair value totaling $13.7 million. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. As of March 31, 2025, there were no borrowings drawn or securities pledged at the Discount Window.

At both March 31, 2025, and December 31, 2024, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 11 – FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Company’s FHLB advances were secured by $323.0 million in mortgage loans at March 31, 2025. Advances consisted of fixed interest rates from 3.75 to 4.61 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at March 31, 2025, were:

($ in thousands)	Debt
2026	$12,500
2027	5,000
2028	17,500
Total	$35,000

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Term Secured Overnight Financing Rate (“SOFR”) as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of both March 31, 2025, and December 31, 2024, was $10.3 million, with a maturity date of September 15, 2035.

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

NOTE 14 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2025, and at December 31, 2024.

($ in thousands)	Fair value at March 31, 2025	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$6,318	$-	$6,318	$-
Mortgage-backed securities	168,621	-	168,621	-
State and political subdivisions	9,429	-	9,429	-
Other corporate securities	15,353	-	15,353	-
Interest rate contracts - assets	2,756	-	2,756	-
Interest rate contracts - liabilities	(2,756)	-	(2,756)	-
Forward contracts	25	25	-	-
IRLCs	(3)	-	-	(3)

($ in thousands)	Fair value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$7,389	$-	$7,389	$-
Mortgage-backed securities	169,620	-	169,620	-
State and political subdivisions	9,407	-	9,407	-
Other corporate securities	15,171	-	15,171	-
Interest rate contracts - assets	4,029	-	4,029	-
Interest rate contracts - liabilities	(4,029)	-	(4,029)	-
Forward contracts	69	69	-	-
IRLCs	(21)	-	-	(21)

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2025, and 2024.

	for the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest rate lock commitments
Balance at beginning of period	$(21)	$45
Total realized gains (losses)
Change in fair value	18	9
Balance at end of period	$(3)	$54

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at March 31, 2025, and at December 31, 2024.

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

($ in thousands)	Fair value at March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$849	$-	$-	$849
Mortgage servicing rights	4,242	-	-	4,242

($ in thousands)	Fair value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$1,167	$-	$-	$1,167
Mortgage servicing rights	1,814	-	-	1,814

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at
($ in thousands)	March 31, 2025	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent individually evaluated loans	$849	Market comparable properties	Comparability adjustments (%)	1 - 28% (14)%

Mortgage servicing rights	4,242	Discounted cash flow	Discount rate	11.01%
			Constant prepayment rate	6.50%
			P&I earnings credit	4.22%
			T&I earnings credit	4.33%
			Inflation for cost of servicing	3.50%

IRLCs	(3)	Discounted cash flow	Loan closing rates	48% - 99%

	Fair value at
($ in thousands)	December 31, 2024	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent impaired loans	$1,167	Market comparable properties	Comparability adjustments (%)	24 - 404% (84)%

Mortgage servicing rights	1,814	Discounted cash flow	Discount rate	11.13%
			Constant prepayment rate	7.30%
			P&I earnings credit	4.44%
			T&I earnings credit	4.49%
			Inflation for cost of servicing	3.50%

IRLCs	(21)	Discounted cash flow	Loan closing rates	64% - 99%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2025, as compared to December 31, 2024.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2025, and at December 31, 2024.

Loan Commitments

The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2025, and at December 31, 2024, and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
March 31, 2025	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$105,145	$105,145	$105,145	$-	$-
Interest bearing time deposits	1,565	1,565	-	1,565	-
Loans held for sale	4,286	4,372	-	4,372	-
Loans, net of allowance for credit losses	1,072,883	1,068,405	-	-	1,068,405
Federal Reserve and FHLB Bank stock, at cost	5,340	5,340	-	5,340	-
Interest receivable	5,072	5,072	-	5,072	-

Financial liabilities
Deposits	$1,271,220	$1,271,345	$991,944	$279,401	$-
Short-term borrowings	11,058	11,058	-	11,058	-
FHLB advances	35,000	35,047	-	35,047	-
Trust preferred securities	10,310	9,302	-	9,302	-
Subordinated debt, net of issuance costs	19,702	18,863	-	18,863	-
Interest payable	2,634	2,634	-	2,634	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2024	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$25,928	$25,928	$25,928	$-	$-
Interest bearing time deposits	1,565	1,565	-	1,565	-
Loans held for sale	6,770	6,861	-	6,861	-
Loans, net of allowance for credit losses	1,031,639	1,033,064	-	-	1,033,064
Federal Reserve and FHLB Bank stock, at cost	5,223	5,223	-	5,223	-
Interest receivable	4,908	4,908	-	4,908	-

Financial liabilities
Deposits	$1,152,605	$1,155,747	$893,388	$262,359	$-
Short-term borrowings	10,585	10,585	-	10,585	-
FHLB advances	35,000	34,782	-	34,782	-
Trust preferred securities	10,310	9,495	-	9,495	-
Subordinated debt, net of issuance costs	19,690	19,155	-	19,155	-
Interest payable	2,351	2,351	-	2,351	-

NOTE 15 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and non-employee directors and advisory board members of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 205,743 shares had been granted under the plan as of March 31, 2025.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of March 31, 2025, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first three months of 2025.

On February 5, 2013, the Company adopted a Long Term Incentive Plan (the “LTI Plan”), which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three months ended March 31, 2025 and March 31, 2024 was $0.2 million and $0.2 million, respectively.

As of March 31, 2025, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the three months ended March 31, 2025.

	Shares	Weighted- Average Value per Share
Nonvested, January 1, 2025	54,311	$17.15
Granted	21,003	23.43
Vested	(23,234)	17.67
Forfeited	(4,716)	17.65
Nonvested, March 31, 2025	47,364	$19.63

NOTE 16 – OPERATING SEGMENTS

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

The chief operating decision maker (“CODM”) of the Company is the Chief Executive Officer, who along with others in the Company’s executive management, evaluates performance and allocates resources based upon analysis of the Company as one operating segment. The activities of the Company comprise one reportable segment, “Banking.” All the consolidated assets are attributable to the Banking segment. The accounting policies of the Banking segment are the same as those described in Note 1 “Basis of Presentation.”

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cashflows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment, determining the allocation of resources, and in establishing management’s compensation. Information reported internally for performance assessment by the chief operating decision maker is identical to that which is shown in the Consolidated Statements of Income. All revenues were derived from banking operations for the three months ended March 31, 2025, and March 31, 2024, and there was no customer that accounted for more than 10% of the Company’s consolidated revenue.

NOTE 17 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at March 31, 2025, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us;

●	recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole, any of which could adversely affect the Company’s business, earnings and financial condition;

●	instability in global economic conditions and geopolitical matters (including the ongoing military conflicts in Ukraine and the Middle East), and volatility in financial markets, which could have a material adverse effect on our results of operations and financial condition;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to inflationary pressures and/or other economic and financial market conditions;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclosure or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;

●	changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	changes in accounting standards, policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to adapt to or comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to the Company’s environmental, social and governance (ESG) practices, which could affect our reputation and business and operating results;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry;

●	an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2025, compared to Three Months Ended March 31, 2024

Net Income: Net income for the first quarter of 2025 was $2.2 million compared to net income of $2.4 million for the first quarter of 2024, a decrease of 8.9 percent. Diluted earnings per share (“DEPS”) of $0.33 for the first quarter of 2025 were slightly lower compared to the DEPS of $0.35 for the first quarter of 2024. Net income for the first quarter of 2025 was positively impacted by higher interest income on loans, which was offset by higher interest expense on deposits and wholesale borrowings. Total interest income continues to improve and was up 13.5 percent compared to the prior year first quarter. Mortgage loan volume was down slightly compared to the prior year first quarter; however, sales of originated loans were up 7.3 percent when compared to the first quarter of 2024. Included in the 2025 first quarter results were $0.7 million of merger related expenses and a little more than two months of activity from the Marblehead acquisition.

Provision for Credit Losses: The first quarter provision for credit losses was $387,000 as compared to a zero provision for the prior year first quarter. The Company had net charge-offs of $84,000 for the first quarter of 2025 compared to net charge-offs of $57,000 for the year-ago quarter. The provision expense included $13,000 for unfunded commitments, $224,000 due to the Marblehead acquisition and $150,000 of growth-related provision. Total delinquent loans (consisting of nonaccrual loans and loans greater than 30 days past due) ended the quarter at $5.9 million, or 0.54 percent of total loans.

Asset Quality Review – For the Period Ended ($ in thousands)	March 31, 2025	March 31, 2024
Net charge-offs (recoveries) – QTD	$84	$57
Nonaccruing loans	6,051	2,434
OREO / Other Assets Owned (OAO)	73	510
Nonperforming assets	6,124	2,944
Nonperforming assets/Total assets	0.41%	0.22%
Allowance for credit losses/Total loans	1.41%	1.58%
Allowance for credit losses/Nonperforming loans	254.4%	642.7%

Consolidated Revenue: Operating revenue, consisting of net interest income (“NII”) and noninterest income, was $15.4 million for the first quarter of 2025, an increase of $2.3 million, or 17.2 percent, from the $13.1 million generated during the first quarter of 2024.

NII for the first quarter of 2025 was $11.3 million, which was up $2.1 million from the prior year first quarter’s $9.2 million. Comparing the first quarter of 2025 to the prior year first quarter, the Company’s earning assets increased $115.6 million, and the average yield on earning assets increased by 24 basis points. The net interest margin for the first quarter of 2025 was 3.40 percent compared to 2.99 percent for the first quarter of 2024. Funding costs (interest paid to consumers and other entities) for deposits and other interest-bearing liabilities for the first quarter of 2025 were 2.32 percent compared to 2.55 percent for the prior year first quarter.

Total noninterest income was $4.1 million for the first quarter of 2025, which increased slightly compared to $4.0 million for the prior year first quarter. In addition to the mortgage revenue detailed below, wealth management revenue was flat compared to the prior year. Recapture of mortgage servicing rights increased noninterest income by $0.01 million in the quarter, compared to a recapture of $0.18 million in the prior year first quarter. SBFG Title contributed revenue of $0.4 million in the first quarter of 2025, up $0.13 million from the prior year. Noninterest income as a percentage of average assets for the first quarter of 2025 was 1.14 percent compared to 1.19 percent for the prior year first quarter.

State Bank originated $39.8 million of mortgage loans during the first quarter of 2025 and sold $39.3 million, with $3.8 million of loans held for investment. This compares to $42.9 million originated for the first quarter of 2024, of which $36.6 million were sold with the remainder of loans held for investment. These first quarter 2025 originations and subsequent sales resulted in $0.9 million of gains, up $0.01 million from the gains for the first quarter of 2024. Net mortgage banking revenue was $1.46 million for the first quarter of 2025 compared to $1.54 million for the first quarter of 2024.

Consolidated Noninterest Expense: Total noninterest expense for the first quarter of 2025 was $12.4 million, which was up $2.1 million compared to $10.3 million in the prior-year first quarter. The quarter included over $0.7 million in one-time merger-related expenses. Compared to the prior year, the 2025 first quarter included operating expenses for approximately 75 days of activity of Marblehead.

Income Taxes: Income taxes for the first quarter of 2025 were $0.43 million (16.7 percent) compared to $0.48 million (16.9 percent) for the first quarter of 2024.

Changes in Financial Condition

Total assets at March 31, 2025, were $1.5 billion, up $121.5 million, or 8.8 percent, since December 31, 2024. Total loans, net of unearned income, were $1.09 billion as of March 31, 2025, up $41.5 million, or 4.0 percent, from year-end. Total deposits at March 31, 2025, were $1.27 billion, an increase of $118.6 million, or 10.3 percent, since 2024 year end.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $76.1 million at March 31, 2025. This is up slightly from year-end 2024 when borrowed funds totaled $75.6 million. Total shareholders’ equity for the Company of $131.5 million now stands at 8.8 percent of total assets compared to the December 31, 2024, level of $127.5 million or 9.2 percent of total assets. Adjusting for the temporary impairment of Accumulated Other Comprehensive Loss, total equity would increase to $158.4 million or 10.6 percent of total assets.

The allowance for credit losses of $15.4 million is up $0.3 million from the December 2024 year-end level due to $0.09 million of net charge-offs, $0.23 million due to the Marblehead acquisition, and $0.15 million of growth-related provision expense. The Company has had stable asset quality through the first three months of 2025, with the non-performing asset ratio at 41 basis points and coverage on non-performing loans at 254 percent.

Capital Resources

As of March 31, 2025, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2025, that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of March 31, 2025, and December 31, 2024, are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

					To Be Well Capitalized Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Tier I Capital to average assets	$148,641	10.06%	$59,093	4.0%	$73,866	5.0%
Tier I Common equity capital to risk-weighted assets	148,641	12.35%	54,171	4.5%	78,247	6.5%

Tier I Capital to risk-weighted assets	148,641	12.35%	72,228	6.0%	96,304	8.0%
Total Risk-based capital to risk-weighted assets	163,709	13.60%	96,304	8.0%	120,380	10.0%

As of December 31, 2024
Tier I Capital to average assets	$156,122	11.09%	$56,290	4.0%	$70,363	5.0%
Tier I Common equity capital to risk-weighted assets	156,122	13.43%	52,297	4.5%	75,541	6.5%

Tier I Capital to risk-weighted assets	156,122	13.43%	69,730	6.0%	92,973	8.0%
Total Risk-based capital to risk-weighted assets	170,672	14.69%	92,973	8.0%	116,216	10.0%

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $310.7 million at March 31, 2025, compared to $235.9 million at December 31, 2024.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $890.3 million at March 31, 2025, and $852.6 million at December 31, 2024, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2025, all eligible commercial real estate, first mortgage residential, agricultural and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2025, and March 31, 2024 follows.

The Company experienced positive cash flows from operating activities for the three months ended March 31, 2025, and March 31, 2024. Net cash provided by operating activities was $6.7 million for the three months ended March 31, 2025, and $0.3 million for the three months ended March 31, 2024. Highlights for the current year include $39.3 million in proceeds from the sale of loans, which is up from $36.6 million in the prior year. Originations of loans held for sale was a use of cash of $36.3 million, which is down from $38.4 million in the prior year . For the three months ended March 31, 2025, there was a gain on sale of loans of $0.9 million, and depreciation and amortization on premises and equipment of $0.5 million.

The Company experienced positive cash flows from investing activities for the three months ended March 31, 2025, and March 31, 2024. Net cash provided by investing activities was $9.2 million for the three months ended March 31, 2025, and $11.7 million for the three months ended March 31, 2024. Highlights for the current year include an increase of $23.0 million in loans, which is up $31.6 million from the prior year three-month period, and $3.0 million paid for the Marblehead acquisition, net of cash acquired. These cash payments were offset by $6.1 million in proceeds from maturing securities, and $30.1 million in proceeds from the sale of securities which were acquired from Marblehead.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2025, and negative cash flows from financing activities for the three months ended March 31, 2024. Net cash provided by financing activities was $63.3 million for the three months ended March 31, 2025, and net cash used in financing activities was $8.4 million for the three months ended March 31, 2024. Highlights for the current period include a $45.5 million increase in transaction deposits and a $20.1 million increase in time deposits for the three months ended March 31, 2025. This reflects a $0.6 million increase in transaction deposits from the prior year three-month period and a $22.8 million increase in time deposits. Net repayments of Federal Home Loan Bank advances for the three months ended March 31, 2025, were $1.0 million, compared to $48.6 million for the prior year three-month period.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $890.3 million were pledged to meet FHLB collateralization requirements as of March 31, 2025. Based on the current collateralization requirements of the FHLB, the Company had approximately $145.4 million of additional borrowing capacity at March 31, 2025. The Company also had $64.5 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of March 31, 2025, the Company had commitments to sell mortgage loans totaling $23.3 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On December 18, 2024, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2026. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended March 31, 2025.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/01/25 - 01/31/25	26,446	$20.69	26,446	456,094
02/01/25 - 02/28/25	-	-	-	456,094
03/01/25 - 03/31/25	-	-	-	456,094
Total	26,446	$20.69	26,446	456,094

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits

3.1	–	Amended Articles of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.2	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785))
3.3	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997 (Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507))
3.4	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507))
3.5	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507))
3.6	–	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507))
3.7	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507))
3.8	–	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.9	–	Amended and Restated Regulations of the Company (Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507))
3.10	–	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009 (Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507))
31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date:	May 8, 2025	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer