Form 10-Q
period 2025-06-30
SB FINANCIAL GROUP, INC.
filed 2025-08-07
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	SBFG	The NASDAQ Stock Market, LLC
6,330,904 Outstanding at August 7, 2025		(NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	June 2025	December
($ in thousands)	(unaudited)	2024
Assets
Cash and due from banks	$79,463	$25,928
Interest bearing time deposits	1,565	1,565
Available-for-sale securities	195,955	201,587
Loans held for sale	12,774	6,770
Loans, net of unearned income	1,094,719	1,046,735
Allowance for credit losses	(15,645)	(15,096)
Premises and equipment, net	21,857	20,456
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,466	5,223
Foreclosed assets and other assets held for sale, net	284	-
Interest receivable	5,299	4,908
Goodwill	27,158	23,239
Cash value of life insurance	31,060	30,685
Mortgage servicing rights	15,458	14,868
Other assets	10,888	12,649
Total assets	$1,486,301	$1,379,517

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$241,245	$232,155
Interest bearing demand	205,581	201,085
Savings	282,311	237,987
Money market	249,536	222,161
Time deposits	271,149	259,217
Total deposits	1,249,822	1,152,605

Repurchase agreements	15,640	10,585
Federal Home Loan Bank advances	35,000	35,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,715	19,690
Interest payable	2,258	2,351
Other liabilities	19,908	21,468
Total liabilities	1,352,653	1,252,009

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2025 - 0 shares outstanding, 2024 - 0 shares outstanding	-	-
Common stock, no par value; 2025 - 10,500,000 shares authorized, 8,525,375 shares issued; 2024 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,139	15,194
Retained earnings	120,273	116,186
Accumulated other comprehensive loss	(25,492)	(30,234)
Treasury stock, at cost; (2025 - 2,122,874 common shares; 2024 - 1,977,538 common shares)	(37,591)	(34,957)
Total shareholders’ equity	133,648	127,508
Total liabilities and shareholders’ equity	$1,486,301	$1,379,517

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

($ in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Loans
Taxable	$16,059	$13,883	$31,303	$27,430
Tax exempt	116	124	231	247
Securities
Taxable	1,133	1,226	2,302	2,500
Tax exempt	35	37	73	74
Other interest income	1,124	384	1,930	703
Total interest income	18,467	15,654	35,839	30,954

Interest Expense
Deposits	5,597	5,208	10,949	10,298
Repurchase agreements & other	21	36	45	70
Federal Home Loan Bank advance expense	366	370	728	983
Trust preferred securities expense	161	187	321	375
Subordinated debt expense	194	194	389	389
Total interest expense	6,339	5,995	12,432	12,115

Net Interest Income	12,128	9,659	23,407	18,839

Provision for credit losses - loans	300	(47)	674	(133)
Provision for unfunded commitments	297	47	310	133
Total provision for credit losses	597	-	984	-

Net interest income after provision for credit losses	11,531	9,659	22,423	18,839

Noninterest Income
Wealth management fees	859	848	1,723	1,713
Customer service fees	886	875	1,765	1,755
Gain on sale of mortgage loans & OMSR	1,566	1,277	2,415	2,058
Mortgage loan servicing fees, net	594	565	1,205	1,328
Gain on sale of non-mortgage loans	82	105	97	115
Title insurance income	582	406	979	672
Other income	479	310	971	696
Total noninterest income	5,048	4,386	9,155	8,337

Noninterest Expense
Salaries and employee benefits	6,595	6,009	12,832	11,361
Net occupancy expense	793	707	1,686	1,476
Equipment expense	1,121	1,060	2,193	2,137
Data processing fees	888	727	2,327	1,496
Professional fees	892	615	1,926	1,373
Marketing expense	190	176	355	373
Telephone and communications	125	156	264	261
Postage and delivery expense	107	89	244	186
State, local and other taxes	268	230	492	475
Employee expense	176	159	350	337
Other expense	697	743	1,593	1,478
Total noninterest expense	11,852	10,671	24,262	20,953

Income before income tax	4,727	3,374	7,316	6,223

Provision for income taxes	875	261	1,306	742

Net Income	$3,852	$3,113	$6,010	$5,481

Basic earnings per common share	$0.60	$0.47	$0.93	$0.82

Diluted earnings per common share	$0.60	$0.47	$0.93	$0.82

Average common shares outstanding (in thousands):
Basic:	6,448	6,692	6,464	6,703
Diluted:	6,459	6,700	6,483	6,715

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$3,852	$3,113	$6,010	$5,481
Other comprehensive income (loss)
Available for sale investment securities:
Gross unrealized holding gains (losses) arising in the period	1,747	(322)	6,002	(2,494)
Related tax (expense) benefit	(367)	68	(1,260)	524
Net effect on other comprehensive income (loss)	1,380	(254)	4,742	(1,970)
Total comprehensive income	$5,232	$2,859	$10,752	$3,511

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2025	$61,319	$15,194	$116,186	$(30,234)	$(34,957)	$127,508
Net income			2,158			2,158
Other comprehensive income				3,362		3,362
Cash dividends on common, $0.145 per share			(947)			(947)
Restricted stock vesting		(396)			396	-
Repurchased stock (33,478 shares)					(712)	(712)
Stock based compensation expense		157				157
Balance, March 31, 2025	$61,319	$14,955	$117,397	$(26,872)	$(35,273)	$131,526
Net income			3,852			3,852
Other comprehensive income				1,380		1,380
Cash dividends on common, $0.15 per share			(976)			(976)
Repurchased stock (124,495 shares)					(2,318)	(2,318)
Stock based compensation expense		184				184
Balance, June 30, 2025	$61,319	$15,139	$120,273	$(25,492)	$(37,591)	$133,648

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2024	$61,319	$15,124	$108,486	$(29,831)	$(30,756)	$124,342
Net income			2,368			2,368
Other comprehensive loss				(1,716)		(1,716)
Cash dividends on common, $0.135 per share			(917)			(917)
Restricted stock vesting		(313)			313	-
Repurchased stock (30,048 shares)					(521)	(521)
Stock based compensation expense		167				167
Balance, March 31, 2024	$61,319	$14,978	$109,937	$(31,547)	$(30,964)	$123,723
Net income			3,113			3,113
Other comprehensive loss				(254)		(254)
Cash dividends on common, $0.14 per share			(946)			(946)
Repurchased stock (26,791 shares)					(374)	(374)
Stock based compensation expense		217				217
Balance, June 30, 2024	$61,319	$15,195	$112,104	$(31,801)	$(31,338)	$125,479

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)	Six Months Ended June 30,
	2025	2024
Operating Activities
Net Income	$6,010	$5,481
Items not requiring (providing) cash
Depreciation and amortization	1,090	1,076
Provision for credit losses	984	-
Expense of share-based compensation plan	341	384
Amortization of premiums and discounts on securities	209	247
Amortization of intangible assets	119	33
Amortization of originated mortgage servicing rights	762	608
Recovery of mortgage servicing rights	(170)	(219)
Proceeds from sale of loans held for sale	113,593	92,459
Originations of loans held for sale	(118,267)	(96,656)
Gain from sale of loans	(2,512)	(2,173)
Changes in
Interest receivable	(391)	(161)
Other assets	3,139	(674)
Interest payable & other liabilities	(1,829)	(531)
Net cash provided by (used in) operating activities	3,078	(126)

Investing Activities
Purchases of available-for-sale securities	(100)	-
Purchases of interest bearing time deposits	-	(1,082)
Proceeds from maturities of interest bearing time deposits	-	200
Proceeds from maturities of available-for-sale securities	11,526	9,111
Proceeds from sales of available-for-sale securities	30,123	-
Net change in loans	(29,742)	(5,219)
Purchase of premises, equipment	(1,451)	(558)
Purchase of bank owned life insurance	-	(800)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(126)	(275)
Proceeds from sale of Federal Home Loan Bank Stock	-	2,350
Proceeds from sale of foreclosed assets	10	1
Acquisition, net of cash acquired (paid)	(3,014)	-
Net cash provided by investing activities	7,226	3,728

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	32,197	41,910
Net increase in time deposits	11,932	3,073
Net increase in securities sold under agreements to repurchase	5,055	1,791
Proceeds from Federal Home Loan Bank advances	-	128,000
Repayment of Federal Home Loan Bank advances	(1,000)	(176,600)
Stock repurchase plan	(3,030)	(895)
Cash dividends on common shares	(1,923)	(1,863)
Net cash provided by (used in) financing activities	43,231	(4,584)
Increase (decrease) in cash and cash equivalents	53,535	(982)
Cash and cash equivalents, beginning of period	25,928	22,965
Cash and cash equivalents, end of period	$79,463	$21,983
Supplemental cash flow information
Interest paid	$12,339	$11,614
Income taxes paid	$-	$-
Supplemental non-cash disclosure
Transfer of loans to foreclosed assets	$294	$-
In conjunction with the Marblehead acquisition, liabilities assumed were:
Fair value of assets acquired	$59,161	$-
Cash paid in acquisition	(5,009)	-
Liabilities assumed	$54,152	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the six-months ended June 30, 2025, are not necessarily indicative of results for the complete year.

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

Accounting Standards not yet adopted:

ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09: Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to effective tax rate reconciliation and information related to income taxes paid, among certain other amendments to improve the effectiveness of such disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and are to be applied on a prospective basis. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2024-03: Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires tabular disclosure of certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, with retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.

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

	Three Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2025	2024

Distributed earnings allocated to common shares	$976	$946
Undistributed earnings allocated to common shares	2,862	2,157

Net earnings allocated to common shares	3,838	3,103
Net earnings allocated to participating securities	14	10

Net Income allocated to common shares and participating securities	$3,852	$3,113

Weighted average shares outstanding for basic earnings per share	6,448	6,692
Dilutive effect of stock compensation	11	8

Weighted average shares outstanding for diluted earnings per share	6,459	6,700

Basic earnings per common share	$0.60	$0.47

Diluted earnings per common share	$0.60	$0.47

	Six Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2025	2024

Distributed earnings allocated to common shares	$1,924	$1,863
Undistributed earnings allocated to common shares	4,066	3,600

Net earnings allocated to common shares	5,990	5,463
Net earnings allocated to participating securities	20	18

Net Income allocated to common shares and participating securities	$6,010	$5,481

Weighted average shares outstanding for basic earnings per share	6,464	6,703
Dilutive effect of stock compensation	19	12

Weighted average shares outstanding for diluted earnings per share	6,483	6,715

Basic earnings per common share	$0.93	$0.82

Diluted earnings per common share	$0.93	$0.82

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

In accordance with ASC 805, the Company expensed approximately $0.7 million of direct acquisition costs during the six months ended June 30, 2025. The $0.7 million in merger expense is split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $3.9 million of goodwill and $1.7 million of intangible assets in the first quarter of 2025. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. Loans acquired with deteriorated credit quality (“PCD loans”) since origination were not material. For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

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

Pro Forma Financial Information

The results of operations of Marblehead have been included in the Company’s consolidated financial statements since the acquisition date of January 17, 2025. The following schedule includes the pro forma results for the three and six months ended June 30, 2025, and 2024, as if the Marblehead acquisition had occurred as of the beginning of the reporting periods presented. The acquisition added $0.4 million and $0.7 million in revenue to the Company for the three and six months ended June 30, 2025.

	Three Months Ended
Summary of Operations ($ in thousands)	Jun. 2025	Jun. 2024

Net interest income	$12,128	$10,007
Provision for loan losses	597	26

Net interest income after provision	$11,531	$9,981

Non interest income	5,048	4,407
Non interest expense	11,852	11,088

Income before income taxes	$4,727	$3,300
Income tax expense*	875	261

Net income to common shareholders	$3,852	$3,039

Basic earnings per share	$0.60	$0.45
Diluted earnngs per share	$0.60	$0.45

*	Income tax expense for Marblehead calculated using a 21% statutory rate

	Six Months Ended
Summary of Operations ($ in thousands)	Jun. 2025	Jun. 2024

Net interest income	$23,407	$19,536
Provision for loan losses	984	26

Net interest income after provision	$22,423	$19,510

Non interest income	9,155	8,378
Non interest expense	24,262	21,816

Income before income taxes	$7,316	$6,072
Income tax expense*	1,306	742

Net income to common shareholders	$6,010	$5,330

Basic earnings per share	$0.93	$0.80
Diluted earnngs per share	$0.93	$0.80

*	Income tax expense for Marblehead calculated using a 21% statutory rate

Note 4 – AVAILABLE-FOR-SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2025, and December 31, 2024, were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2025
U.S. Treasury and
Government agencies	$6,377	$2	$(547)	$5,832
Mortgage-backed securities	193,780	5	(28,471)	165,314
State and political subdivisions	10,867	-	(1,437)	9,430
Other corporate securities	17,200	-	(1,821)	15,379

Totals	$228,224	$7	$(32,276)	$195,955

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury and
Government agencies	$8,120	$-	$(731)	$7,389
Mortgage-backed securities	203,646	4	(34,030)	169,620
State and political subdivisions	10,893	-	(1,486)	9,407
Other corporate securities	17,200	-	(2,029)	15,171

Totals	$239,859	$4	$(38,276)	$201,587

The amortized cost and fair value of securities available-for-sale at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$498	$497
Due after one year through five years	1,131	1,121
Due after five years through ten years	25,913	23,385
Due after ten years	6,902	5,638
	34,444	30,641
Mortgage-backed securities	193,780	165,314

Totals	$228,224	$195,955

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $137.7 million at June 30, 2025, and $115.5 million at December 31, 2024. The fair value of securities delivered for repurchase agreements was $19.3 million at June 30, 2025, and $17.3 million at December 31, 2024.

There were no realized gains or losses from sales of available-for-sale securities for the three and six months ended June 30, 2025, or June 30, 2024.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $195.6 million at June 30, 2025, and $201.3 million at December 31, 2024, which consisted of 133 securities, or approximately 94 percent, and 138 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025, and at December 31, 2024, are as follows:

($ in thousands)		Less than 12 Months		12 Months or Longer		Total
June 30, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	7	$497	$-	$5,232	$(547)	$5,729	$(547)
Mortgage-backed securities	91	-	-	165,041	(28,471)	165,041	(28,471)
State and political subdivisions	21	399	(3)	9,031	(1,434)	9,430	(1,437)
Other corporate securities	14	-	-	15,379	(1,821)	15,379	(1,821)

Totals	133	$896	$(3)	$194,683	$(32,273)	$195,579	$(32,276)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	11	$1,929	$-	$5,460	$(731)	$7,389	$(731)
Mortgage-backed securities	92	-	-	169,286	(34,030)	169,286	(34,030)
State and political subdivisions	21	1,319	(21)	8,088	(1,465)	9,407	(1,486)
Other corporate securities	14	385	(115)	14,786	(1,914)	15,171	(2,029)

Totals	138	$3,633	$(136)	$197,620	$(38,140)	$201,253	$(38,276)

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

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At June 30, 2025, and December 31, 2024, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $0.6 million at June 30, 2025, and $0.6 million at December 31, 2024. Should the decline in fair value be the result of credit losses or other factors, the security would be moved to nonaccrual status and all accrued interest reversed.

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

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	June 30, 2025	December 31, 2024

Commercial & industrial	$118,984	$124,764
Commercial real estate - owner occupied	137,924	134,431
Commercial real estate - nonowner occupied	387,747	345,142
Agricultural	60,924	64,680
Residential real estate	310,126	308,378
Home equity line of credit (HELOC)	59,683	53,811
Consumer	19,331	15,529

Total loans	1,094,719	1,046,735
Allowance for credit losses	(15,645)	(15,096)
Loans, net	$1,079,074	$1,031,639

The totals shown above are net of accretable discounts on acquired loans and deferred loan fees and costs, which totaled $0.59 million in net fees at June 30, 2025, and $0.15 million in net costs at December 31, 2024.

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

Accrued interest receivable related to loans totaled $3.8 million at June 30, 2025, and $3.3 million at December 31, 2024, and is excluded from the estimate of credit losses.

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

The Company utilizes a Discounted Cash Flow (“DCF”) method to estimate the quantitative portion of the ACL for all loan pools evaluated on a collective pooled basis, with the exception of the credit card and consumer loan portfolios, which are estimated using the Remaining Life Method. For each segment, a Loss Driver Analysis (“LDA”) is performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilizes the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data, as well as peer institution data.

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through June 30, 2025, contained within the model was supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a sound calculation.

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

During the first quarter of 2025, the Company completed the acquisition of Marblehead. The Company performed an analysis of the acquired non-PCD loan portfolio as part of the acquisition process and recorded a provision for credit losses of $0.23 million subsequent to the date of acquisition. The following tables summarize the activity related to the ACL for the three and six months ended June 30, 2025, and June 30, 2024, and for the twelve months ended December 31, 2024.

($ in thousands) For the three months ended June 30, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,439	$-	$-	$-	$(511)	$1,928
Commercial real estate - owner occupied	1,864	-	-	-	(27)	1,837
Commercial real estate - nonowner occupied	6,054	-	-	2	477	6,533
Agricultural	862	-	-	-	(618)	244
Residential real estate	3,458	-	-	-	789	4,247
HELOC	539	-	-	-	94	633
Consumer	175	-	(49)	1	96	223
Total	$15,391	$-	$(49)	$3	$300	$15,645

($ in thousands) For the six months ended June 30, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,666	$5	$(61)	$-	$(682)	$1,928
Commercial real estate - owner occupied	1,806	-	-	-	31	1,837
Commercial real estate - nonowner occupied	5,721	-	-	2	810	6,533
Agricultural	884	-	-	-	(640)	244
Residential real estate	3,330	-	-	-	917	4,247
HELOC	520	-	(4)	-	117	633
Consumer	169	-	(70)	3	121	223
Total	$15,096	$5	$(135)	$5	$674	$15,645

($ in thousands) For the three months ended June 30, 2024	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,593	$-	$-	$162	$2,755
Commercial real estate - owner occupied	2,009	-	-	(42)	1,967
Commercial real estate - nonowner occupied	5,478	-	-	(29)	5,449
Agricultural	968	-	-	(56)	912
Residential real estate	3,861	-	-	(63)	3,798
HELOC	524	-	-	10	534
Consumer	210	-	16	(29)	197
Total	$15,643	$-	$16	$(47)	$15,612

($ in thousands) For the six months ended June 30, 2024	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,003	$(42)	$6	$788	$2,755
Commercial real estate - owner occupied	1,952	-	-	15	1,967
Commercial real estate - nonowner occupied	5,718	-	-	(269)	5,449
Agricultural	440	-	-	472	912
Residential real estate	4,936	-	-	(1,138)	3,798
HELOC	510	-	-	24	534
Consumer	227	(24)	19	(25)	197
Total	$15,786	$(66)	$25	$(133)	$15,612

($ in thousands) For the twelve months ended December 31, 2024	Balance, beginning of period	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,003	$(233)	$5	$891	$2,666
Commercial real estate - owner occupied	1,952	-	-	(146)	1,806
Commercial real estate - nonowner occupied	5,718	-	-	3	5,721
Agricultural	440	-	-	444	884
Residential real estate	4,936	(3)	-	(1,603)	3,330
HELOC	510	-	-	10	520
Consumer	227	(53)	34	(39)	169
Total	$15,786	$(289)	$39	$(440)	$15,096

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

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2025, and December 31, 2024.

($ in thousands)	Collateral Type			Allocated
June 30, 2025	Real Estate	Other	Total	Allowance

Commercial & industrial	$2,401	$1,133	$3,534	$65
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	147	-	147	-
Agricultural	-	-	-	-
Residential real estate	1,073	-	1,073	23
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$4,050	$1,133	$5,183	$101

($ in thousands)	Collateral Type			Allocated
December 31, 2024	Real Estate	Other	Total	Allowance

Commercial & industrial	$2,252	$625	$2,877	$380
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	370	-	370	-
Agricultural	-	-	-	-
Residential real estate	801	-	801	26
HELOC	-	-	-	-
Consumer	-	-	-	-
Total	$3,852	$625	$4,477	$419

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of June 30, 2025.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$9,417	$21,105	$10,693	$11,285	$13,280	$17,290	$29,051	$3,011	$115,132
Special Mention (5)	-	34	-	-	236	124	25	-	419
Substandard (6)	-	57	341	152	-	164	850	570	2,134
Doubtful (7)	-	-	153	433	204	481	-	28	1,299
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$9,417	$21,196	$11,187	$11,870	$13,720	$18,059	$29,926	$3,609	$118,984
Current period gross chargeoffs	$-	$-	$-	$-	$-	$33	$28	$-	$61

Commercial real estate - owner occupied
Pass (1 - 4)	$14,507	$18,025	$23,985	$17,901	$21,490	$38,729	$2,812	$44	$137,493
Special Mention (5)	-	-	-	-	-	430	-	-	430
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	1	-	-	1
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$14,507	$18,025	$23,985	$17,901	$21,490	$39,160	$2,812	$44	$137,924
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$48,273	$94,961	$42,686	$50,071	$37,789	$105,842	$7,467	$-	$387,089
Special Mention (5)	-	397	-	-	-	-	-	-	397
Substandard (6)	-	-	-	147	-	114	-	-	261
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$48,273	$95,358	$42,686	$50,218	$37,789	$105,956	$7,467	$-	$387,747
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$4,642	$6,471	$6,560	$13,243	$10,199	$9,959	$9,850	$-	$60,924
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$4,642	$6,471	$6,560	$13,243	$10,199	$9,959	$9,850	$-	$60,924
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$13,892	$27,789	$40,310	$99,205	$70,577	$56,652	$1	$-	$308,426
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	268	101	244	1,087	-	-	1,700
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$13,892	$27,789	$40,578	$99,306	$70,821	$57,739	$1	$-	$310,126
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$-	$-	$11	$47	$52,689	$6,743	$59,490
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	41	131	21	193
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$11	$88	$52,820	$6,764	$59,683
Current period gross chargeoffs	$-	$-	$-	$-	$-	$4	$-	$-	$4

Consumer
Pass (1 - 4)	$3,067	$1,572	$1,833	$2,892	$941	$1,125	$7,897	$-	$19,327
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	4	-	-	-	-	4
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,067	$1,572	$1,833	$2,896	$941	$1,125	$7,897	$-	$19,331
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$70	$-	$70

Total Loans
Pass (1 - 4)	$93,798	$169,923	$126,067	$194,597	$154,287	$229,644	$109,767	$9,798	$1,087,881
Special Mention (5)	-	431	-	-	236	554	25	-	1,246
Substandard (6)	-	57	609	404	244	1,406	981	591	4,292
Doubtful (7)	-	-	153	433	204	482	-	28	1,300
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$93,798	$170,411	$126,829	$195,434	$154,971	$232,086	$110,773	$10,417	$1,094,719
Current period gross chargeoffs	$-	$-	$-	$-	$-	$37	$98	$-	$135

The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of December 31, 2024.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$22,688	$12,927	$12,813	$14,207	$9,101	$10,022	$36,363	$3,204	$121,325
Special Mention (5)	-	355	-	-	133	-	25	-	513
Substandard (6)	-	-	585	-	-	673	1,147	88	2,493
Doubtful (7)	-	153	-	204	-	48	-	28	433
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$22,688	$13,435	$13,398	$14,411	$9,234	$10,743	$37,535	$3,320	$124,764
Current period gross chargeoffs	$-	$42	$25	$23	$143	$-	$-	$-	$233

Commercial real estate - owner occupied
Pass (1 - 4)	$15,070	$30,372	$20,002	$24,406	$13,491	$30,140	$463	$49	$133,993
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	430	-	-	-	430
Doubtful (7)	-	-	-	7	-	1	-	-	8
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$15,070	$30,372	$20,002	$24,413	$13,921	$30,141	$463	$49	$134,431
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$94,098	$47,026	$50,942	$40,584	$39,093	$72,609	$118	$-	$344,470
Special Mention (5)	398	-	-	-	-	-	-	-	398
Substandard (6)	-	-	154	-	-	120	-	-	274
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$94,496	$47,026	$51,096	$40,584	$39,093	$72,729	$118	$-	$345,142
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$8,100	$8,295	$14,482	$10,748	$2,618	$8,967	$11,470	$-	$64,680
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$8,100	$8,295	$14,482	$10,748	$2,618	$8,967	$11,470	$-	$64,680
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$31,291	$41,982	$100,375	$76,146	$28,237	$28,797	$-	$-	$306,828
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	279	-	256	50	965	-	-	1,550
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$31,291	$42,261	$100,375	$76,402	$28,287	$29,762	$-	$-	$308,378
Current period gross chargeoffs	$-	$-	$-	$3	$-	$-	$-	$-	$3

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$-	$12	$18	$51	$46,908	$6,591	$53,580
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	48	139	44	231
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$12	$18	$99	$47,047	$6,635	$53,811
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$1,909	$1,993	$3,247	$725	$319	$94	$7,229	$-	$15,516
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	13	-	-	-	-	-	13
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$1,909	$1,993	$3,260	$725	$319	$94	$7,229	$-	$15,529
Current period gross chargeoffs	$-	$-	$-	$5	$2	$-	$46	$-	$53

Total Loans
Pass (1 - 4)	$173,156	$142,595	$201,861	$166,828	$92,877	$150,680	$102,551	$9,844	$1,040,392
Special Mention (5)	398	355	-	-	133	-	25	-	911
Substandard (6)	-	279	752	256	480	1,806	1,286	132	4,991
Doubtful (7)	-	153	-	211	-	49	-	28	441
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$173,554	$143,382	$202,613	$167,295	$93,490	$152,535	$103,862	$10,004	$1,046,735
Current period gross chargeoffs	$-	$42	$25	$31	$145	$-	$46	$-	$289

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2025, and December 31, 2024.

($ in thousands)	30-59 Days	60-89 Days	90 Days or Greater	Total Past
June 30, 2025	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$205	$27	$2,950	$3,182	$115,802	$118,984
Commercial real estate - owner occupied	-	-	430	430	137,494	137,924
Commercial real estate - nonowner occupied	-	-	210	210	387,537	387,747
Agricultural	12	111	-	123	60,801	60,924
Residential real estate	39	594	586	1,219	308,907	310,126
HELOC	155	97	93	345	59,338	59,683
Consumer	80	11	-	91	19,240	19,331
Total Loans	$491	$840	$4,269	$5,600	$1,089,119	$1,094,719

	30-59 Days	60-89 Days	90 Days or Greater	Total Past
December 31, 2024	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$354	$-	$2,927	$3,281	$121,483	$124,764
Commercial real estate - owner occupied	-	-	429	429	134,002	134,431
Commercial real estate - nonowner occupied	-	-	370	370	344,772	345,142
Agricultural	-	-	-	-	64,680	64,680
Residential real estate	215	1,021	787	2,023	306,355	308,378
HELOC	131	15	130	276	53,535	53,811
Consumer	193	27	-	220	15,309	15,529
Total Loans	$893	$1,063	$4,643	$6,599	$1,040,136	$1,046,735

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received. It is at the discretion of management to determine when a loan is placed back on accrual status once a borrower establishes a history of six consecutive timely principal and interest payments. The categories of nonaccrual loans as of June 30, 2025, and December 31, 2024, are presented in the following tables.

	June 30, 2025
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial & industrial	$3,244	$62	$3,306
Commercial real estate - owner occupied	-	427	427
Commercial real estate - nonowner occupied	357	-	357
Agricultural	-	-	-
Residential real estate	1,477	108	1,585
Home equity line of credit (HELOC)	193	-	193
Consumer	4	-	4
Total loans	$5,275	$597	$5,872

	December 31, 2024
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial & industrial	$2,301	$626	$2,927
Commercial real estate - owner occupied	7	430	437
Commercial real estate - nonowner occupied	370	-	370
Agricultural	-	-	-
Residential real estate	1,428	111	1,539
Home equity line of credit (HELOC)	231	-	231
Consumer	12	-	12
Total loans	$4,349	$1,167	$5,516

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this note. For the six months ended June 30, 2025, and June 30, 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of June 30, 2025, and June 30, 2024. The Company monitors loan payments on an ongoing basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the six months ended June 30, 2025, and June 30, 2024, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when the extension of credit is not unconditionally cancellable (i.e. the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The allowance for credit losses for unfunded loan commitments of $1.7 million at June 30, 2025, is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and six months ended June 30, 2025, and June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Balance, beginning of period	$1,353	$862	$1,340	$776
Adjustment for acquired loans	-	-	3
Provision for unfunded commitments	297	47	307	133
Balance, end of period	$1,650	$909	$1,650	$909

NOTE 6 – GOODWILL

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024

Beginning balance	$27,158	$23,239	$23,239	$23,239
Acquired goodwill	-	-	3,919	-

Ending balance	$27,158	$23,239	$27,158	$23,239

Goodwill is not amortized, but is evaluated for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. As of June 30, 2025, and December 31, 2024, the carrying amount of goodwill was $27.2 million and $23.2 million, respectively. The acquisition of Marblehead on January 17, 2025, resulted in the acquisition of approximately $3.9 million in goodwill.

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

Goodwill was assessed for impairment using a quantitative test performed as of June 30, 2025. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. No events or circumstances since the June 30, 2025 impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.46 billion at June 30, 2025, and $1.43 billion at December 31, 2024. Contractually specified servicing fees of $0.9 million and $1.8 million were included in mortgage loan servicing fees in the consolidated income statement for the three and six months ended June 30, 2025, respectively. Servicing fees of $0.9 million and $1.7 million were included for the three and six months ended June 30, 2024, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024

Balance at beginning of period	$14,965	$14,191	$14,868	$13,906
Mortgage servicing rights capitalized during the period	802	654	1,182	1,031
Mortgage servicing rights amortization during the period	(469)	(335)	(762)	(608)
Net change in valuation allowance	160	38	170	219
Balance at end of period	$15,458	$14,548	$15,458	$14,548

Valuation allowance:
Balance at beginning of period	$176	$46	$186	$227
Increase (decrease)	(160)	(38)	(170)	(219)

Balance at end of period	$16	$8	$16	$8

Fair value, beginning of period	$18,212	$18,141	$17,782	$17,125
Fair value, end of period	$19,108	$18,807	$19,108	$18,807

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of June 30, 2025, and December 31, 2024.

	June 30, 2025		December 31, 2024
($ in thousands)	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$96,374	$1,852	$79,235	$4,029
Forward contracts	16,077	96	11,000	69
Total contracts	$112,451	$1,948	$90,235	$4,098

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$96,374	$(1,852)	$79,235	$(4,029)
IRLCs	25,000	(188)	7,412	(21)
Total contracts	$121,374	$(2,040)	$86,647	$(4,050)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC or forward contract and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three and six months ended June 30, 2025, and 2024.

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	Statement of income classification	2025	2024	2025	2024
Interest rate swap contracts	Other income	$135	$-	$242	$-
IRLCs	Gain on sale of mortgage loans & OMSR	(185)	(39)	(167)	(30)
Forward contracts	Gain on sale of mortgage loans & OMSR	71	69	27	77

The following table shows the offsetting of financial assets and derivative assets at June 30, 2025, and at December 31, 2024.

	Gross amounts of	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2025
Interest rate swaps	$2,827	$975	$1,852	$-	$1,780	$72

December 31, 2024
Interest rate swaps	$4,172	$143	$4,029	$-	$3,130	$899

The following table shows the offsetting of financial liabilities and derivative liabilities at June 30, 2025, and at December 31, 2024.

	Gross amounts of	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2025
Interest rate swaps	$2,827	$975	$1,852	$-	$-	$1,852

December 31, 2024
Interest rate swaps	$4,172	$143	$4,029	$-	$-	$4,029

NOTE 9 – DEPOSITS

Major classification of deposits at June 30, 2025, and at December 31, 2024, were as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Non interest bearing demand	$241,245	$232,155
Interest bearing demand	205,581	201,085
Savings	282,311	237,987
Money market	249,536	222,161
Time deposits $250,000 or less	217,293	208,273
Time deposits greater than $250,000	53,856	50,944
Total Deposits	$1,249,822	$1,152,605

Included in time deposits at June 30, 2025, and at December 31, 2024, were $54.6 million and $58.2 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	June 30, 2025	December 31, 2024

Securities sold under repurchase agreements	$15,640	$10,585

The Company has retail repurchase (“REPO”) agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2025 through 2051. As of June 30, 2025, these REPO agreements were secured by securities with a fair value totaling $19.3 million. The maximum amount of outstanding agreements at any month end during the periods ending June 30, 2025, and December 31, 2024, was $16.7 million and $26.9 million, respectively. The monthly average of such agreements totaled $11.8 million and $14.3 million, respectively. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. As of June 30, 2025, there were no borrowings drawn or securities pledged at the Discount Window.

At both June 30, 2025, and December 31, 2024, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 11 – FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Company’s FHLB advances were secured by $320.1 million in mortgage loans at June 30, 2025. Advances consisted of fixed interest rates from 3.75 to 4.61 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at June 30, 2025, were:

($ in thousands)	Debt
2026	$12,500
2027	5,000
2028	17,500
Total	$35,000

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Term Secured Overnight Financing Rate (“SOFR”) as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of both June 30, 2025, and December 31, 2024, was $10.3 million, with a maturity date of September 15, 2035.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2025, and at December 31, 2024.

($ in thousands)	Fair value at June 30, 2025	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$5,832	$-	$5,832	$-
Mortgage-backed securities	165,314	-	165,314	-
State and political subdivisions	9,430	-	9,430	-
Other corporate securities	15,379	-	15,379	-
Interest rate contracts - assets	1,852	-	1,852	-
Interest rate contracts - liabilities	(1,852)	-	(1,852)	-
Forward contracts	96	96	-	-
IRLCs	(188)	-	-	(188)

($ in thousands)	Fair value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$7,389	$-	$7,389	$-
Mortgage-backed securities	169,620	-	169,620	-
State and political subdivisions	9,407	-	9,407	-
Other corporate securities	15,171	-	15,171	-
Interest rate contracts - assets	4,029	-	4,029	-
Interest rate contracts - liabilities	(4,029)	-	(4,029)	-
Forward contracts	69	69	-	-
IRLCs	(21)	-	-	(21)

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the six months ended June 30, 2025, and 2024.

	for the Three Months Ended June 30,		for the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest rate lock commitments
Balance at beginning of period	$(3)	$54	$(21)	$45
Total realized gains (losses)
Change in fair value	(185)	(39)	(167)	(30)
Balance at end of period	$(188)	$15	$(188)	$15

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at June 30, 2025, and at December 31, 2024.

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

($ in thousands)	Fair value at June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$845	$-	$-	$845
Mortgage servicing rights	445	-	-	445

($ in thousands)	Fair value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent impaired loans	$1,167	$-	$-	$1,167
Mortgage servicing rights	1,814	-	-	1,814

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at June 30,	Valuation		Range (weighted-
($ in thousands)	2025	technique	Unobservable inputs	average)

Collateral-dependent individually evaluated loans	$845	Market comparable properties	Comparability adjustments (%)	1 - 28% (14%)
Mortgage servicing rights	445	Discounted cash flow	Discount rate	10.76%
			Constant prepayment rate	5.93%
			P&I earnings credit	4.32%
			T&I earnings credit	4.23%
			Inflation for cost of servicing	3.50%

IRLCs	(188)	Discounted cash flow	Loan closing rates	55% - 96%

	Fair value at December 31,	Valuation		Range (weighted-
($ in thousands)	2024	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$1,167	Market comparable properties	Comparability adjustments (%)	24 - 404% (84%)
Mortgage servicing rights	1,814	Discounted cash flow	Discount rate	11.13%
			Constant prepayment rate	7.30%
			P&I earnings credit	4.44%
			T&I earnings credit	4.49%
			Inflation for cost of servicing	3.50%

IRLCs	(21)	Discounted cash flow	Loan closing rates	64% - 99%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2025, as compared to December 31, 2024.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2025, and at December 31, 2024.

Loan Commitments

The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2025, and at December 31, 2024, and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
June 30, 2025	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$79,463	$79,463	$79,463	$-	$-
Interest bearing time deposits	1,565	1,565	-	1,565	-
Loans held for sale	12,774	12,956	-	12,956	-
Loans, net of allowance for credit losses	1,079,074	1,070,331	-	-	1,070,331
Federal Reserve and FHLB Bank stock, at cost	5,466	5,466	-	5,466	-
Interest receivable	5,299	5,299	-	5,299	-

Financial liabilities
Deposits	$1,249,822	$1,249,129	$978,673	$270,456	$-
Short-term borrowings	15,640	15,640	-	15,640	-
FHLB advances	35,000	35,126	-	35,126	-
Trust preferred securities	10,310	9,366	-	9,366	-
Subordinated debt, net of issuance costs	19,715	19,150	-	19,150	-
Interest payable	2,258	2,258	-	2,258	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2024	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$25,928	$25,928	$25,928	$-	$-
Interest bearing time deposits	1,565	1,565	-	1,565	-
Loans held for sale	6,770	6,861	-	6,861	-
Loans, net of allowance for credit losses	1,031,639	1,033,064	-	-	1,033,064
Federal Reserve and FHLB Bank stock, at cost	5,223	5,223	-	5,223	-
Interest receivable	4,908	4,908	-	4,908	-

Financial liabilities
Deposits	$1,152,605	$1,155,747	$893,388	$262,359	$-
Short-term borrowings	10,585	10,585	-	10,585	-
FHLB advances	35,000	34,782	-	34,782	-
Trust preferred securities	10,310	9,495	-	9,495	-
Subordinated debt, net of issuance costs	19,690	19,155	-	19,155	-
Interest payable	2,351	2,351	-	2,351	-

NOTE 15 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and non-employee directors and advisory board members of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 202,093 shares had been granted under the plan as of June 30, 2025.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of June 30, 2025, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first six months of 2025.

On February 5, 2013, the Company adopted a Long Term Incentive Plan (the “LTI Plan”), which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three and six months ended June 30, 2025, was $0.2 million and $0.3 million, respectively, and for the three and six months ended June 30, 2024, was $0.2 million and $0.4 million, respectively.

As of June 30, 2025, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the six months ended June 30, 2025.

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2025	54,311	$17.15
Granted	21,003	23.43
Vested	(23,234)	17.67
Forfeited	(8,366)	18.11
Nonvested, June 30, 2025	43,714	$19.71

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

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cashflows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment, determining the allocation of resources, and in establishing management’s compensation. Information reported internally for performance assessment by the CODM is identical to that which is shown in the Consolidated Statements of Income. All revenues were derived from banking operations for the six months ended June 30, 2025, and June 30, 2024, and there was no customer that accounted for more than 10% of the Company’s consolidated revenue.

NOTE 17 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at June 30, 2025, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements, , which are not historical fact, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are provided to assist in the understanding of anticipated future financial performance, provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us;

●	recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole, any of which could adversely affect the Company’s business, earnings and financial condition;

●	instability in global economic conditions and geopolitical matters (including the ongoing military conflicts in Ukraine and the Middle East), and volatility in financial markets, which could have a material adverse effect on our results of operations and financial condition;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to inflationary pressures and/or other economic and financial market conditions;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclosure or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;

●	changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	changes in accounting standards, policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to adapt to or comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to the Company’s environmental, social and governance (ESG) practices, which could affect our reputation and business and operating results;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry;

●	an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern;

●	the impact on our businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters (including severe weather events), pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Three Months Ended June 30, 2025, compared to Three Months Ended June 30, 2024

Net Income: Net income for the second quarter of 2025 was $3.9 million compared to net income of $3.1 million for the second quarter of 2024, an increase of $0.7 million or 23.7 percent. Diluted earnings per share (“DEPS”) of $0.60 for the second quarter of 2025 were higher compared to the DEPS of $0.47 for the second quarter of 2024. Net income for the second quarter of 2025 was positively impacted by higher interest income on loans, which was partially offset by higher interest expense on deposits and wholesale borrowings. Total interest income continues to improve and was up $2.8 million, or 18.0 percent, compared to the prior year second quarter. Mortgage loan volume was up 30.3 percent compared to the prior year second quarter, with sales of originated loans up 33.1 percent when compared to the second quarter of 2024.

Provision for Credit Losses: The second quarter provision for credit losses was $597,000 as compared to a zero provision for the prior year second quarter. The Company had net charge-offs of $46,000 for the second quarter of 2025 compared to net recoveries of $16,000 for the year-ago quarter. The provision expense included $297,000 for unfunded commitments, and $300,000 of growth-related provision. Total delinquent loans ended the quarter at $5.6 million, or 0.51 percent of total loans.

Asset Quality Review – For the Period Ended

($ in thousands)	June 30, 2025	June 30, 2024
Net charge-offs (recoveries) – QTD/YTD	$46/130	$(16)/41
Nonaccruing loans	5,872	4,734
OREO / Other Assets Owned (OAO)	284	510
Nonperforming assets	6,156	5,244
Nonperforming assets/Total assets	0.41%	0.39%
Allowance for credit losses/Total loans	1.43%	1.55%
Allowance for credit losses/Nonperforming loans	266.4%	329.8%

Consolidated Revenue: Operating revenue, consisting of net interest income (“NII”) and noninterest income, was $17.2 million for the second quarter of 2025, an increase of $3.1 million, or 22.3 percent, from the $14.0 million generated during the second quarter of 2024.

NII for the second quarter of 2025 was $12.1 million, which was up $2.5 million from the prior year second quarter’s $9.7 million. Comparing the second quarter of 2025 to the prior year second quarter, the Company’s earning assets increased $152.5 million, and the average yield on earning assets increased by 24 basis points. The net interest margin for the second quarter of 2025 was 3.48 percent compared to 3.12 percent for the second quarter of 2024. Funding costs (interest paid to consumers and other entities) for deposits and other interest-bearing liabilities for the second quarter of 2025 were 2.33 percent compared to 2.48 percent for the prior year second quarter.

Total noninterest income was $5.0 million for the second quarter of 2025, which increased compared to $4.4 million for the prior year second quarter. Mortgage revenue increase during the second quarter of 2025, as detailed below, while wealth management revenue was flat compared to the prior year. Recapture of mortgage servicing rights increased noninterest income by $0.16 million in the quarter, compared to a recapture of $0.04 million in the prior year second quarter. SBFG Title contributed revenue of $0.6 million in the second quarter of 2025, up $0.18 million from the prior year. Noninterest income as a percentage of average assets for the second quarter of 2025 was 1.35 percent compared to 1.31 percent for the prior year second quarter.

State Bank originated $97.9 million of mortgage loans during the second quarter of 2025 and sold $74.3 million, with $23.6 million of loans held for investment. This compares to $75.1 million originated for the second quarter of 2024, of which $55.8 million were sold with the remainder of loans held for investment. These second quarter 2025 originations and subsequent sales resulted in $1.6 million of gains, up $0.3 million from the gains for the second quarter of 2024. Net mortgage banking revenue was $2.16 million for the second quarter of 2025 compared to $1.84 million for the second quarter of 2024.

Consolidated Noninterest Expense: Total noninterest expense for the second quarter of 2025 was $11.9 million, which was up $1.2 million compared to $10.7 million in the prior-year second quarter. The quarter included higher expenses related to increased mortgage activity. Compared to the prior year, the 2025 second quarter included operating expenses for the entire quarter’s activity of Marblehead.

Income Taxes: Income taxes for the second quarter of 2025 were $0.88 million (18.5 percent) compared to $0.26 million (7.7 percent) for the second quarter of 2024.

Six Months Ended June 30, 2025, compared to Six Months Ended June 30, 2024

Net Income: Net income for the first six months of 2025 was $6.0 million compared to net income of $5.5 million for the first six months of 2024, an increase of $0.5 million, or 9.7 percent. Diluted earnings per share (“DEPS”) of $0.93 for the first six months of 2025 were 13.4 percent higher compared to DEPS of $0.82 for the first six months of 2024. Net income for the first six months of 2025 was positively impacted by higher interest income on loans, which was partially offset by higher interest expense on deposits and wholesale borrowings. Total interest income continues to improve and was up $4.9 million or 15.8 percent compared to the prior year first six months. Mortgage loan volume was up $19.7 million, or 16.7 percent compared to the prior year first six months, with sales of originated loans up $21.1 million, or 22.9 percent when compared to the first six months of 2024. Included in the 2025 six months results were $0.7 million of merger related expenses and a little more than five months of activity from the Marblehead acquisition.

Provision for Credit Losses: The provision for credit losses for the first six months of 2025 was $984,000 as compared to a zero provision for the prior year first six months. The Company had net charge-offs of $130,000 for the first six months of 2025 compared to net charge-offs of $41,000 for the year-ago first six months. The provision expense for the first six months of 2025 included $310,000 for unfunded commitments, $224,000 due to the Marblehead acquisition and $450,000 of growth-related provision.

Consolidated Revenue: Operating revenue, consisting of net interest income (“NII”) and noninterest income, was $32.6 million for the first six months of 2025, an increase of $5.4 million, or 19.8 percent, from the $27.2 million generated during the first six months of 2024.

NII for the first six months of 2025 was $23.4 million, which was up $4.6 million from NII of $18.8 million for the prior year first six months. Comparing the first six months of 2025 to the prior year first six months, the Company’s earning assets increased $133.7 million, and the average yield on earning assets increased by 25 basis points. The net interest margin for the first six months of 2025 was 3.43 percent compared to 3.05 percent for the first six months of 2024. Funding costs (interest paid to consumers and other entities) for deposits and other interest-bearing liabilities for the first six months of 2025 were 2.30 percent compared to 2.52 percent for the prior year first six months.

Total non-interest income was $9.2 million for the first six months of 2025, which increased by $0.8 million compared to $8.3 million for the prior year first six months. Mortgage revenue increased for the first six months of 2025, as detailed below, wealth management revenue was flat compared to the prior year. Recapture of mortgage servicing rights increased noninterest income by $0.17 million in the first six months, compared to a recapture of $0.22 million in the prior year first six months. SBFG Title contributed revenue of $0.98 million in the first six months of 2025, up $0.31 million from the prior year. Noninterest income as a percentage of average assets was 1.25 percent for both the six months ended June 30, 2025, and 2024.

State Bank originated $137.7 million of mortgage loans during the first six months of 2025 and sold $113.6 million, with $24.1 million of loans held for investment. This compares to $118.0 million originated for the first six months of 2024, of which $92.5 million were sold with the remainder of loans held for investment. These first six months 2025 originations and subsequent sales resulted in $2.4 million of gains, up $0.36 million from the gains for the first six months of 2024. Net mortgage banking revenue was $3.62 million for the first six months of 2025 compared to $3.39 million for the first six months of 2024.

Consolidated Noninterest Expense: Total noninterest expense for the first six months of 2025 was $24.3 million, which was up $3.3 million compared to $21.0 million in the prior-year first six months. The 2025 first six months included over $0.7 million in one-time merger-related expenses. Compared to the prior year, the 2025 first six months included operating expenses for approximately five and one half months of activity for Marblehead.

Income Taxes: Income taxes for the first six months of 2025 were $1.31 million (17.9 percent) compared to $0.74 million (11.9 percent) for the first six months of 2024.

Changes in Financial Condition

Total assets at June 30, 2025, were $1.5 billion, up $106.8 million, or 7.7 percent, since December 31, 2024. Total loans, net of unearned income, were $1.09 billion as of June 30, 2025, up $48.0 million, or 4.6 percent, from year-end. Total deposits at June 30, 2025, were $1.25 billion, an increase of $97.2 million, or 8.4 percent, since 2024 year-end.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $80.7 million at June 30, 2025. This is up slightly from year-end 2024 when borrowed funds totaled $75.6 million. Total shareholders’ equity for the Company of $133.6 million now stands at 9.0 percent of total assets compared to the December 31, 2024, level of $127.5 million, or 9.2 percent of total assets. Adjusting for the temporary impairment of Accumulated Other Comprehensive Loss, total equity would increase to $159.1 million, or 10.7 percent of total assets.

The allowance for credit losses of $15.6 million is up $0.55 million from the December 2024 year-end level due to $0.13 million of net charge-offs, $0.23 million due to the Marblehead acquisition, and $0.30 million of growth-related provision expense. The Company has had stable asset quality through the first six months of 2025, with the non-performing asset ratio at 41 basis points and coverage on non-performing loans at 266 percent.

Capital Resources

As of June 30, 2025, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2025, that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of June 30, 2025, and December 31, 2024, are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025
Tier I Capital to average assets	$152,727	10.15%	$60,173	4.0%	$75,216	5.0%
Tier I Common equity capital to risk-weighted assets	152,727	12.53%	54,858	4.5%	79,240	6.5%

Tier I Capital to risk-weighted assets	152,727	12.53%	73,145	6.0%	97,526	8.0%
Total Risk-based capital to risk-weighted assets	167,990	13.78%	97,526	8.0%	121,908	10.0%

As of December 31, 2024
Tier I Capital to average assets	$156,122	11.09%	$56,290	4.0%	$70,363	5.0%
Tier I Common equity capital to risk-weighted assets	156,122	13.43%	52,297	4.5%	75,541	6.5%

Tier I Capital to risk-weighted assets	156,122	13.43%	69,730	6.0%	92,973	8.0%
Total Risk-based capital to risk-weighted assets	170,672	14.69%	92,973	8.0%	116,216	10.0%

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $289.8 million at June 30, 2025, compared to $235.9 million at December 31, 2024.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $896.7 million at June 30, 2025, and $852.6 million at December 31, 2024, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2025, all eligible commercial real estate, first mortgage residential, agricultural and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2025, and June 30, 2024, follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2025, and negative cash flows from operating activities for the six months ended June 30, 2024. Net cash provided by operating activities was $3.1 million for the six months ended June 30, 2025, and net cash used was $0.1 million for the six months ended June 30, 2024. Highlights for the current year include $113.6 million in proceeds from the sale of loans, which is up $21.1 million from the prior year. Originations of loans held for sale was a use of cash of $118.3 million, which is up $21.6 million from the prior year. For the six months ended June 30, 2025, there was a gain on sale of loans of $2.5 million, and depreciation and amortization on premises and equipment of $1.1 million.

The Company experienced positive cash flows from investing activities for the six months ended June 30, 2025, and June 30, 2024. Net cash provided by investing activities was $7.2 million for the six months ended June 30, 2025, and $3.7 million for the six months ended June 30, 2024. Highlights for the current year include an increase of $29.7 million in loans, which is up $24.5 million from the prior year six-month period, and $3.0 million paid for the Marblehead acquisition, net of cash acquired. These cash payments were offset by $11.5 million in proceeds from maturing securities, and $30.1 million in proceeds from the sale of securities which were acquired from Marblehead.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2025, and negative cash flows from financing activities for the six months ended June 30, 2024. Net cash provided by financing activities was $43.2 million for the six months ended June 30, 2025, and net cash used in financing activities was $4.6 million for the six months ended June 30, 2024. Highlights for the current period include a $32.2 million increase in transaction deposits and a $11.9 million increase in time deposits for the six months ended June 30, 2025. This reflects a $9.7 million decrease in transaction deposits from the prior year six-month period and a $8.9 million increase in time deposits. Net repayments of Federal Home Loan Bank advances for the six months ended June 30, 2025, were $1.0 million, compared to $48.6 million for the prior year six-month period.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $896.7 million were pledged to meet FHLB collateralization requirements as of June 30, 2025. Based on the current collateralization requirements of the FHLB, the Company had approximately $157.0 million of additional borrowing capacity at June 30, 2025. The Company also had $57.8 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of June 30, 2025, the Company had commitments to sell mortgage loans totaling $19.5 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 18, 2024, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2026. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended June 30, 2025.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/01/25 - 04/30/25	-	$0.00	-	456,094
05/01/25 - 05/31/25	48,786	19.57	48,786	407,308
06/01/25 - 06/30/25	75,709	18.00	75,709	331,599
Total	124,495	$18.62	124,495	331,599

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits
3.1	–	Amended Articles of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.2	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785))
3.3	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997 (Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507))
3.4	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507))
3.5	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507))
3.6	–	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507))
3.7	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507))
3.8	–	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.9	–	Amended and Restated Regulations of the Company (Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507))
3.10	–	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009 (Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507))
31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: August 7, 2025	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer