Form 10-K
period 2025-12-31
SB FINANCIAL GROUP, INC.
filed 2026-03-06
CIK 767405

2025 SB Financial Group, Inc. 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the closing price of the common shares as reported on the NASDAQ Capital Market as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $121.5 million. For this purpose, executive officers and directors of the registrant are considered affiliates.

The number of common shares of the registrant outstanding at February 23, 2026, was 6,302,455.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2025 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 12 of this Annual Report on Form 10-K.

General

SB Financial Group, Inc., an Ohio corporation (the “SB Financial”), is a financial holding company subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”). SB Financial was organized in 1983. The executive offices of SB Financial are located at 401 Clinton Street, Defiance, Ohio 43512.

Through its direct and indirect subsidiaries, SB Financial is engaged in a variety of financial activities, including commercial banking, trust and wealth management services, and title insurance, as explained in more detail below.

As used in this Annual Report on Form 10-K, the “Company” refers to SB Financial and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, SB Financial.

The State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of SB Financial. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines (“ATMs”); commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates 27 banking centers, located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Williams and Wood, with one banking center located in Allen County, Indiana and one located in Steuben County, Indiana. State Bank also presently operates four loan production offices, located in Franklin, Lucas and Warren Counties, Ohio, and Hamilton County, Indiana. At December 31, 2025, State Bank had 246 full-time equivalent employees.

SBFG Title, LLC

SBFG Title, LLC dba Peak Title Agency (“SBFG Title”) was formed as an Ohio limited liability company in January 2019 and purchased all of the assets and real estate of an Ohio-based title agency effective March 15, 2019. SBFG Title is a wholly owned subsidiary of SB Financial. SBFG Title provides title insurance and operates two locations within the Ohio Counties of Franklin and Williams. At December 31, 2025, SBFG Title had 8 full-time equivalent employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2025, SBI had no employees.

SB Captive

SB Captive, Inc. (“SB Captive”) is a Nevada corporation and wholly owned subsidiary of SB Financial. SB Captive is a self-insurance company that provides coverage to State Bank and SB Financial . The purpose of SB Captive is to mitigate insurance risk by participating in a pool with other banks. At December 31, 2025, SB Captive had no employees.

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

The Federal Home Loan Banks ( “FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2025.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the FRB reduced reserve requirement ratios to 0 percent effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0 percent as of December 31, 2025.

Economic Growth, Regulatory Relief and Consumer Protection Act

The Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including the Company, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including the Company, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by State Bank and the Company’s other subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (the “ODFI”) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2025, State Bank had $12.1 million of excess earnings that would be available for dividends without approval of the FRB and the ODFI.

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

At December 31, 2025, State Bank was in compliance with all of the regulatory capital requirements to which it was subject. For State Bank’s capital ratios, see Note 16 to the Consolidated Financial Statements under Item 8 of this Report on Form 10-K (the “Consolidated Financial Statements”).

The FRB has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FRB has less flexibility in determining how to resolve the problems of the institution. In addition, the FRB generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. State Bank’s capital at December 31, 2025, met the standards for the highest capital category, a “well-capitalized” bank.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions with less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models that estimate the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustments can deviate more than two basis points from the base assessment without notice and comment rule making. The FDIC may also impose special assessments in emergency situations, which fund the DIF. The FDIC has established 2 percent as the Designated Reserve Ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35 percent.

Because the DRR fell below the minimum DRR, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. The FDIC then adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023. As of December 31, 2025, the DRR was above the statutory minimum of 1.35%.

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

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the FRB and the FDIC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks.

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

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards. The Company’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97 to this Annual Report on Form 10-K.

Consumer Protection Laws and Regulations

Banks are subject to regular examinations to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

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

At December 31, 2025, the Company employed approximately 254 full-time equivalent employees to whom a variety of benefits are provided. Management considers its relationship with its employees to be good.

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

Risk Factors

The following sets forth certain risk factors that we believe are relevant to the Company and its business. These risk factors are not presented in any particular order and do not constitute all of the risks that may affect our business. Additional risks that are not presently known or that we currently deem to be immaterial could also have a material adverse impact on our business, financial condition, or results of operations.

Economic, Market and Political Risks:

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of collateral securing our loans.

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements and other changes in the relationship of the U.S. and U.S. global partners, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest and Central Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.

The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. In addition, trade negotiations between the U.S. and other nations, including negotiations related to recent tariffs and threats of tariffs by the U.S., remain uncertain and could adversely impact economic and market conditions for the Company and our clients and counterparties. Instability in global economic conditions and geopolitical matters, such as military conflicts in Ukraine and the Middle East, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remains likely to continue. In addition, the October 7, 2023, attack by Hamas in Israel has resulted in prolonged conflict and disruption in the Middle East. Further, there has been increased tension with Venezuela in recent months as well as increased trade competition with China. Although the length, impact and outcome of global conflicts are highly unpredictable, these conflicts have resulted, and could continue to result, in significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company’s business for an unknown period of time. Any of the above-mentioned events or disruptions could affect our business, financial condition and operating results, and may also magnify the impact of other risks described in this Form 10-K.

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

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant credit losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), we maintain an ACL to provide for loan defaults and non-performance, which when combined, we refer to as the ACL. Our ACL may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our ACL is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and ACL. We cannot guarantee that we will not further increase the ACL or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

Moreover, the Financial Accounting Standards Board (the “FASB”) has changed its requirements for establishing the ACL. On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaced the incurred loss model with an expected loss model that is referred to as the CECL model. Under the incurred loss model, loans were recognized as impaired when there was no longer an assumption that future cash flows would be collected in full under the originally contracted terms. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The CECL model requires significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect or inadequate, the ACL may not be sufficient, resulting in the need for additional ACL to be established, which could have a material adverse impact on our financial condition and results of operations.

The Company adopted the new CECL guidance effective as of January 1, 2023. The Company recognized a one-time cumulative effect adjustment (increase) to the ACL of $1.4 million upon adoption as of January 1, 2023. In addition, the Company established a related reserve for unfunded commitments of $1.1 million as of January 1, 2023.

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

In deciding whether to extend credit or enter into other transactions with customers, we may rely on information provided to us by customers, including financial statements and other financial information. We may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform to U.S. GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer, and we may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with U.S. GAAP or that are materially misleading.

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

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may also issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

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

We have implemented security controls to prevent unauthorized access to our computer systems, and we require that our third-party service providers maintain similar controls. However, the Company’s management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. We could also lose revenue if competitors gain access to confidential information about our business operations and use it to compete with us. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance policies.

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

The banking industry is highly regulated. We are subject to supervision, regulation and examination by various federal and state regulators, including the FRB, the ODFI, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (“FINRA”), and various state regulatory agencies. The statutory and regulatory framework that governs the Company is generally designed to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole and not to protect shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividends or distributions that we can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under U.S. GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Company to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of our common shares. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates.

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

Risks Related to Our Capital and Common Shares:

Our ability to pay cash dividends is limited, and we may be unable to pay cash dividends in the future.

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

The market price of our common shares may fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the banking industry generally or the macroeconomic outlook. Certain events or changes in the market or banking industry generally are beyond our control. In addition to the other risk factors contained or incorporated by reference herein, factors that could affect our trading price:

●	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

●	changes in financial estimates or publications of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

●	failure to declare dividends on our common shares from time to time;

●	reports in the press or investment community generally or relating to our reputation or the financial services industry;

●	developments in our business or operations or in the financial sector generally;

●	any future offerings by us of our common shares;

●	any future offerings by us of debt or preferred shares, which would be senior to our common shares upon liquidation and for purposes of dividend distributions;

●	legislative or regulatory changes affecting our industry generally or our business and operations specifically;

●	the operating and share price performance of companies that investors consider to be comparable to us;

●	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;

●	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers;

●	proposed or final regulatory changes or developments;

●	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and

●	other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the ACL and the accounting for goodwill and other intangibles. Because of the inherent nature of these estimates, we cannot provide assurance that we will not be required to adjust earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill in the future. For additional information regarding these critical estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 31 of this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests those systems pursuant to the Company’s cybersecurity policies, standards, processes, and practices, which are integrated into the Company’s overall risk management program. We have adopted aspects of the National Institute of Standards and Technology (“NIST”) cybersecurity framework, to which risk management in relation to our information systems is aligned. We categorize our information systems as either Tier 1 (critical) or Tier 2 or Tier 3 (essential), depending on business value and/or risk of financial or compliance impact of cybersecurity incidents. Our information security team uses a multifaceted approach to monitor, assess, identify, and manage material risks to the Company from cybersecurity threats, including testing of the effectiveness of our cybersecurity incident prevention and response systems; conducting routine vulnerability scanning of information systems assets; network/endpoint detection and response coupled with advanced identification-enhanced logging capabilities powered by artificial intelligence software; discovery through collaboration with the Company’s internal audit team; monitoring of threat intelligence feeds provided by industry associations/groups, service providers, and federal/state authorities; and professional service engagements, such as retaining the services of an external 24/7 security operations center and partnering with third parties in testing our information systems for vulnerabilities from external, internal, and social engineering perspectives and assessing the effectiveness of our cybersecurity controls.

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

Our Board of Directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees, specifically the Risk Management Committee of the Board. The Audit Committee and the Board of Directors provide structured oversight of the Company’s risk management program, which focuses on the most significant short, intermediate, and long-term risks the Company faces. The Company has an Information Security Council (the “Council”) that is responsible for overseeing the development and upkeep of written policies and procedures aimed at safeguarding the Company’s information systems and the nonpublic information stored within them. In addition, the Council plays a crucial role in the governance of the cybersecurity risk management process. This involves collaborating with third-party industry experts and the Company’s internal audit team to conduct risk assessments of the Company’s information security program (the “Program”). The assessments encompass an evaluation of the Company’s adherence to the Program, including the elements of the Program that are dictated by relevant laws, regulations, and the Company’s information security policy and procedures. Reports of the Council are shared regularly throughout the year with the Board of Directors. Furthermore, the Company conducts periodic cybersecurity assessments and preparedness analyses, supervised by our designated Chief Technology Innovation Officer (“CTIO”). Our CTIO has extensive systems and network experience at a global scale including work as Network and Telecommunications Leader for GE Corporate in the Latin America group and Manager of Global Networks for GE Lighting. His experience involved managing systems, development, and operations for GE Insurance Solutions, Swiss Re, and GE Capital Treasury. He holds a Cybersecurity Certification from Harvard since 2021 Cybersecurity: Managing Risk in the Information Age.

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

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. State Bank owns this facility, with a portion of the facility utilized as a retail banking center. In addition, State Bank owns the land and buildings occupied by 24 of its banking centers and leases three other properties used as banking centers. The Company also occupies office space from various parties for loan production and other business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties which are owned by State Bank.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Delaware, Franklin, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Warren, Williams and Wood counties of Ohio; Allen, Hamilton and Steuben counties of Indiana; and Wayne County of Michigan:

SB Financial Group, Inc. Property List as of December 31, 2025

($ in thousands)	Description/Address	Leased/ Owned	Total Deposits 12/31/25

Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$327,688

Banking Centers/Drive-Thru’s
1419	West High Street, Bryan, OH	Owned	63,704
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	35,795
312	Main Street, Delta, OH	Owned	20,151
4080	West Dublin Granville Road, Dublin, OH	Owned	87,163
104	North Michigan Avenue, Edgerton, OH	Owned	6,431
201	East Lincoln Street, Findlay, OH	Owned	24,449
408	South Main Street Suite A, Findlay, OH	Leased	209
12832	Coldwater Road, Fort Wayne, IN	Owned	32,768
1232	North Main Street, Bowling Green, OH	Owned	28,883
235	Main Street, Luckey, OH	Owned	31,588
133	East Morenci Street, Lyons, OH	Owned	25,262
930	West Market Street, Lima, OH	Owned	72,253
1201	East Main Street, Montpelier, OH	Owned	43,275
218	North First Street, Oakwood, OH	Owned	25,964
220	North Main Street, Paulding, OH	Owned	88,159
610	East South Boundary Street, Perrysburg, OH	Owned	12,905
119	South State Street, Pioneer, OH	Owned	41,004
6401	Monroe Street, Sylvania, OH	Owned	64,258
709	W Main Street, Marblehead, OH	Owned	37,312
259	S Bridge Road, Marblehead, OH	Owned	9,822
311	Main Street, Walbridge, OH	Owned	27,421
101	North Michigan Street, Edon, OH	Owned	73,083
1379	North Shoop Avenue, Wauseon, OH	Owned	115,370
1414	North Scott St, Suite 120, Napoleon, OH	Leased	1,873
307	North Wayne Street, Angola, IN	Owned	10,453

Loan Production Offices
10100	Lantern Road, Suite 240, Fishers, IN	Leased	N/A
94	Granville Street, Gahanna, OH	Owned	N/A
9313	Mason-Montgomery Road, Suite 125, Mason, OH	Leased	N/A
1900	Monroe Street, Suite 108, Toledo, OH	Leased	N/A

Service Facilities (SBT/ SBFG Title)
9275	Haggerty Road, Belleville, MI	Leased	N/A
125	West Butler Street, Bryan OH	Owned	N/A
9101	Antares Avenue, Columbus, OH	Owned	N/A
1911	Baltimore Road, Defiance, OH	Leased	N/A

Total deposits			$1,307,244

SB Captive operates from office space located at 101 Convention Center Dr., Suite 850, Las Vegas, NV 89109.

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next five years. Aggregate rental expense for these leases was $0.3 million and $0.2 million for the years ended December 31, 2025, and 2024, respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2026	$308
2027	271
2028	187
2029	178
2030	120
Thereafter	407
Total minimum lease payments	$1,470

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

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Information about our Executive Officers

The following table lists the names and ages of the executive officers of the Company as of February 21, 2026, the positions presently held by each executive officer, and the principal occupation(s) and business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his or her principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	71	Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of State Bank since January 2006; Director of State Bank since 2006; Member of State Bank Trust Investment Review Committee since March 2007.

Anthony V. Cosentino	64	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Member of State Bank Trust Investment Review Committee since June 2010.

Ernesto Gaytan	54	Executive Vice President and Chief Technology Innovation Officer of the Company and State Bank since November 2017.

Steven R. Walz	55	Executive Vice President and Chief Lending Officer of State Bank since December 2021; Senior Vice President and Chief Lending Officer of State Bank from September 2021 through December 2021; Senior Vice President and Chief Credit Officer of State Bank from November 2017 through November 2019; Vice President and Senior Credit Analyst of State Bank from September 2012 through November 2017; Assistant Vice President and Commercial Services Officer of State Bank from September 2011 to September 2012; Assistant Vice President and Credit Analyst of State Bank from January 2010 through September 2012; Began working for State Bank in October 2007 as a Credit Analyst; Mr. Walz left State Bank in November 2019 to work as President for K&P Medical Transport, LLC. prior to rejoining State Bank in September 2021.

Keeta J. Diller	69	Executive Vice President of the Company since July 2019; Executive Vice President and Chief Operations Officer of State Bank since August 2024; Executive Vice President and Chief Risk Officer from July 2019 to August 2024; Senior Vice President and Chief Enterprise Risk Management Officer of State Bank from August 2018 through July 2019; Senior Vice President and Audit Coordinator and Director of Operations of State Bank from December 2011 through August 2018; Vice President and Internal Auditor of State Bank from January 2010 through December 2011; Corporate Secretary for the Company since 1996; Began working for State Bank in February 1990 as the Accounting Supervisor.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG”. There were 6,275,958 common shares outstanding as of December 31, 2025, which were held by approximately 1,092 record holders.

The Company paid quarterly dividends on its common shares in the aggregate amounts of $0.60 per share and $0.56 per share in 2025 and 2024, respectively. The Company presently anticipates continuing to pay quarterly dividends in the future at similar levels. However, there is no guarantee that dividends on our common shares will continue in the future.

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

Performance Graph

The following Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this Performance Graph by reference into such filing.

The following performance graph compares the five-year total shareholder return of the Company’s common shares, based on an initial investment on December 31, 2020, and assuming reinvestment of dividends, against two indices – the NASDAQ Composite Index and the KBW NASDAQ Bank Index.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
SB Financial Group, Inc.	100.00	110.21	102.44	96.35	136.00	148.96
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00

Source: S&P Global Market Intelligence

© 2026

Issuer Purchases of Equity Securities

The table below reflects the common shares repurchased by the Company during the three months ended December 31, 2025. As of December 31, 2025, the Company had 199,050 shares remaining of the 500,000 approved under the Company’s existing share repurchase program which was authorized by the Company’s Board of Directors on December 18, 2024, and expires December 31, 2026.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/01/25 - 10/31/25	14,083	$19.10	14,083	216,486
11/01/25 - 11/30/25	5,085	20.54	5,085	211,401
12/01/25 - 12/31/25	12,351	22.34	12,351	199,050
Total	31,519	$20.60	31,519	199,050

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

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes as of and for the years ended December 31, 2025, and 2024 included in this Annual Report on Form 10-K.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company, as measured by annual return on average assets compared to our defined peer group. The Company intends to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2025, the Company generated $17.1 million in noninterest income, or 26.1 percent of total operating revenue, from fee-based products. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management services, saleable business-based loans (small business and farm service) and title agency revenue. For the twelve months ended December 31, 2024, the Company generated $17.0 million in noninterest income, or 29.9 percent of total operating revenue, from fee-based products.

Strengthen our penetration in all markets served: Over our 123-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Bowling Green, Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal, but we believe our potential for growth is significant. Over the past few years, we have expanded and committed additional resources to our presence in the Findlay and Edgerton markets in particular; however, we continue to seek to expand the presence and penetration in all of our markets. On January 17, 2025, we established our presence in Ottawa County with the acquisition of The Marblehead Bank located in Marblehead, Ohio. In late 2025, we expanded our Loan Production office in Angola, Indiana into a full service retail location and we expanded into the neighboring community of Napoleon, Ohio with a hybrid retail location.

Expand product utilization by new and existing customers: As of December 31, 2025, we operated in 15 counties in Northwest Ohio, Central Ohio and Northeast Indiana with 27 full-service offices, 27 ATM’s and four loan production offices. Combined in the 15 counties of operation, we command 0.93 percent of the deposit market share, which has steadily grown. In our traditional markets of Northwest Ohio, the deposit market share is 4.63 percent, which is up from 4.40 percent in 2024.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2025, the Company serviced 8,886 residential mortgage loans with an aggregate principal balance of $1.48 billion. As of December 31, 2024, the Company serviced 8,750 loans with an aggregate principal balance of $1.43 billion.

Sustain asset quality: As of December 31, 2025, the Company’s asset quality metrics remained strong. Specifically, total nonperforming assets were $4.7 million, or 0.30 percent of total assets. Total delinquent loans at December 31, 2025, were 0.49 percent of total loans. As of December 31, 2024, the Company had total nonperforming assets of $5.5 million, or 0.40 percent of total assets. Total delinquent loans at December 31, 2024, were 0.63 percent of total loans.

The successful execution of these five strategies has enabled the Company to improve financial performance across a broad series of metrics. These metrics over the last five years are outlined in the following table. Specifically, the Company has increased total assets by $286.2 million, or 22.7 percent. The growth has been on both sides of the balance sheet over the five-year period, with loans growing $307.9 million, or 35.3 percent and deposits growing $258.2 million, or 24.6 percent.

During the prior five-year period, the Company has raised capital through the issuance of debt securities to the market, which has improved capital significantly and expanded liquidity for potential strategic expansion. Strategic expansion has also occurred during the period with the acquisition of two small community banks (The Edon State Bank of Edon, Ohio in 2020 and The Marblehead Bank in January 2025), the opening of five branch offices and the acquisition of two full-service title agencies.

Financial Highlights

Year Ended December 31,

($ in thousands, except per share data)	2025	2024	2023	2022	2021
Earnings
Interest income	$73,920	$64,349	$58,152	$44,569	$41,904
Interest expense	25,467	24,427	18,879	5,170	4,020
Net interest income	48,453	39,922	39,273	39,399	37,884
Provision for loan losses	1,306	124	315	-	1,050
Noninterest income	17,107	17,017	17,721	18,231	30,697
Noninterest expense	46,999	42,959	41,962	42,314	44,808
Provision for income taxes	3,281	2,386	2,622	2,795	4,446
Net income	13,974	11,470	12,095	12,521	18,277
Net income available to common shareholders	13,974	11,470	12,095	12,521	18,277

Per Common Share Data
Basic earnings	$2.19	$1.72	$1.77	$1.79	$2.58
Diluted earnings	2.19	1.72	1.75	1.77	2.56
Cash dividends declared	0.60	0.56	0.52	0.48	0.44
Total equity per share	22.65	19.64	18.50	17.08	21.05

Average Balances
Average total assets	$1,499,323	$1,361,274	$1,334,644	$1,318,781	$1,322,253
Average equity	134,606	124,742	118,315	126,963	144,223

Ratios
Return on average total assets	0.93%	0.84%	0.91%	0.95%	1.38%
Return on average equity	10.38	9.19	10.22	9.86	12.67
Cash dividend payout ratio[1]	27.54	32.87	29.62	27.25	17.18
Average equity to average assets	8.98	9.16	8.86	9.63	10.91

Period End Totals
Total assets	$1,545,367	$1,379,517	$1,343,249	$1,335,633	$1,330,854
Available-for-sale securities	188,626	201,587	219,708	238,780	263,259
Loans held for sale	1,761	6,770	2,525	2,073	7,472
Total loans & leases	1,180,591	1,046,735	1,000,212	962,075	822,714
Allowance for credit losses	16,114	15,096	15,786	13,818	13,805
Total deposits	1,307,244	1,152,605	1,070,205	1,086,665	1,113,045
Advances from FHLB	35,000	35,000	83,600	60,000	5,500
Trust preferred securities	10,310	10,310	10,310	10,310	10,310
Subordinated debt, net	19,739	19,690	19,642	19,594	19,546
Total equity	141,236	127,508	124,342	118,428	144,929

[1]	Cash dividends on common shares divided by net income available to common.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2025, and 2024. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Changes in Financial Condition

Total assets at December 31, 2025, were $1.55 billion, compared to $1.38 billion at December 31, 2024. Loans (excluding loans held for sale) were $1.18 billion at December 31, 2025, compared to $1.05 billion at December 31, 2024. Total deposits were $1.31 billion at December 31, 2025, compared to $1.15 billion at December 31, 2024. The Company continued to allocate the reductions in our bond portfolio, from scheduled amortization, into higher yielding loan balances.

The following are the condensed average balance sheets of the Company for the years ending December 31, which include the interest earned or paid, and the average interest rate, on each asset and liability:

	2025			2024			2023
($ in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Taxable securities/cash	$196,831	$4,495	2.28%	$247,026	$5,490	2.22%	$254,133	$6,092	2.40%
Non-taxable securities	6,243	144	2.31%	6,393	146	2.28%	7,181	170	2.37%
Overnight Cash	87,283	3,840	4.40%	43,171	1,354	3.14%	-	-	0.00%
Loans, net[1]	1,108,531	65,441	5.90%	1,014,375	57,359	5.65%	985,217	51,890	5.27%
Total earning assets	1,398,888	73,920	5.28%	1,310,965	64,349	4.91%	1,246,531	58,152	4.67%
Cash and due from banks	5,390			4,388			4,035
Allowance for credit losses	(15,631)			(15,536)			(15,478)
Premises and equipment	21,624			20,929			22,990
Other assets	89,052			40,528			76,566
Total assets	$1,499,323			$1,361,274			$1,334,644

Liabilities
Savings and interest-bearing demand deposits	$742,153	$13,092	1.76%	$643,710	$11,073	1.72%	$619,906	$7,599	1.23%
Time deposits	273,228	9,398	3.44%	259,818	9,962	3.83%	236,665	7,109	3.00%
Repurchase agreements & other	12,085	95	0.79%	14,336	154	1.07%	15,765	74	0.47%
Advances from FHLB	35,011	1,467	4.19%	39,092	1,721	4.40%	55,044	2,603	4.73%
Trust preferred securities	10,310	637	6.18%	10,310	739	7.17%	10,310	716	6.94%
Subordinated debt	19,713	778	3.95%	19,655	778	3.96%	19,616	778	3.97%
Total interest-bearing liabilities	1,092,500	25,467	2.33%	986,921	24,427	2.48%	957,306	18,879	1.97%

Demand deposits	251,820			227,445			237,976
Other liabilities	20,397			22,156			21,047
Total liabilities	1,364,717			1,236,522			1,216,329
Shareholders’ equity	134,606			124,742			118,315

Total liabilities and shareholders’ equity	$1,499,323			$1,361,264			$1,334,644

Net interest income (tax equivalent basis)		$48,453			$39,922			$39,273

Net interest income as a percent of average interest-earning assets - GAAP measure			3.46%			3.05%			3.15%

Net interest income as a percent of average
interest-earning assets - Non-GAAP measure [2]			3.47%			3.06%			3.16%
-- Computed on a fully tax equivalent basis (FTE)

[1]	Nonaccruing loans and loans held for sale are included in the average balances.
[2]	Interest on tax exempt securities and loans is computed on a tax equivalent basis using a 21 percent statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.13, $0.14 and $0.14 million in 2025, 2024 and 2023, respectively.

The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume variance - change in volume multiplied by the previous year’s rate.

●	Rate variance - change in rate multiplied by the previous year’s volume.

●	Rate/volume variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Total
	Variance	Variance Attributable To
($ in thousands)	2025/2024	Volume	Rate

Interest income
Taxable securities	$(995)	$(1,116)	$121
Overnight Cash	2,486	1,384	1,102
Non-taxable securities[1]	(2)	(3)	1
Loans, net of unearned income and deferred fees[1]	8,082	5,324	2,758
Total interest income	9,571	5,589	3,982

Interest expense
Savings and interest-bearing demand deposits	2,019	1,693	326
Time deposits	(564)	514	(1,078)
Repurchase agreements & other	(59)	(24)	(35)
Advances from FHLB	(254)	(180)	(74)
Trust preferred securities	(102)	-	(102)
Subordinated debt	-	-	-
Total interest expense	1,040	2,003	(963)

Net interest income	$8,531	$3,586	$4,945

[1]	Interest on non-taxable securities and loans has been adjusted to fully tax equivalent

The maturity distribution and weighted-average interest rates of debt securities available-for-sale at December 31, 2025, are set forth in the table below. The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion for securities purchased at a premium or discount:

	Maturing
		Weighted		Weighted		Weighted		Weighted		Weighted
	Within	Average	1-5	Average	5-10	Average	After	Average		Average
($ in thousands)	1 Year	Yield	Years	Yield	Years	Yield	10 Years	Yield	Total	Yield
Available-for-sale:
U.S. Treasury and Government agencies	$-		$782	3.51%	$4,421	1.46%	-		$5,203	1.77%
Mortgage-backed securities	-		17,044	1.38%	16,041	1.78%	126,867	1.89%	159,952	1.82%
State and political subdivisions	275	4.99%	1,119	3.82%	2,461	3.72%	5,994	2.35%	9,849	2.93%
Other corporate securities	-		-		13,622	3.64%	-		13,622	3.64%
Total securities by maturity	$275	4.99%	$18,945	1.61%	$36,545	2.57%	$132,861	1.91%	$188,626	2.01%

($ in thousands)	Years Ended December 31,
Total loans	2025	2024	% Change
Commercial business & agriculture	$190,942	$189,298	0.9%
Commercial real estate	596,983	479,573	24.5%
Residential real estate	304,741	308,378	-1.2%
Consumer & other	88,475	69,340	27.6%

Total loans	1,181,141	1,046,589	12.9%

Net deferred costs (fees)	(550)	146	-476.7%

Total loans, net deferred costs (fees)	1,180,591	1,046,735	12.8%

Loans held for sale	$1,761	$6,770	-74.0%

Total deposits	2025	2024	% Change
Noninterest bearing demand	$254,063	$232,155	9.4%
Interest-bearing demand	202,501	201,085	0.7%
Savings & money market	577,380	460,148	25.5%
Time deposits	273,300	259,217	5.4%

Total deposits	1,307,244	1,152,605	13.4%

Total shareholders’ equity	$141,236	$127,508	10.8%

Loans held for investment (“HFI”) increased $133.9 million, or 12.8 percent, to $1.18 billion at December 31, 2025, which was due to an increase in commercial real estate and agricultural lending during 2025. The Company allowed its residential real estate portfolio to amortize with minimal new production generated on the balance sheet during 2025.

Concentrations of Credit Risk: The Company makes commercial, real estate and installment loans to customers located mainly in the Tri-State region of Ohio, Indiana and Michigan. Commercial loans are expected to be repaid from cash flow from operations of businesses and include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment. As of December 31, 2025, commercial business and agricultural loans made up approximately 16.1 percent of the HFI loan portfolio while commercial real estate loans accounted for approximately 50.6 percent of the HFI loan portfolio. As of December 31, 2025, residential first mortgage loans, which are secured by first mortgages on residential real estate, made up approximately 25.8 percent of the HFI portfolio, while consumer loans to individuals, which are primarily secured by consumer assets, made up approximately 7.5 percent of the HFI loan portfolio.

Maturities and Sensitivities of Loans to Changes in Interest Rates: The following table shows the maturity distribution of loans outstanding as of December 31, 2025. The amounts have been categorized between loans with a fixed or floating interest rate (floating rate loans have an adjustable interest rate that changes based on a rate index).

Maturities and Sensitivities of Loans to Changes in Interest Rates

As of December 31, 2025

($ in thousands)	Within one year	After one, but within five years	After five, but within fifteen years	After fifteen years	Total
Loans with fixed interest rates:
Commercial & industrial	$1,137	$30,979	$13,017	$15	$45,148
Commercial real estate - owner occupied	3,803	7,395	5,418	-	16,616
Commercial real estate - nonowner occupied	5,585	62,637	2,268	201	70,691
Agricultural	1,264	4,873	6,093	1,558	13,788
Residential real estate	2,819	885	10,824	31,459	45,987
HELOC	2	3	150	153	308
Consumer	3,699	7,206	2,889	499	14,293
Total	$18,309	$113,978	$40,659	$33,885	$206,831

Loans with floating interest rates:
Commercial & industrial	$22,405	$12,939	$31,306	$2,080	$68,730
Commercial real estate - owner occupied	11,087	15,961	57,416	60,006	144,470
Commercial real estate - nonowner occupied	12,176	99,865	109,650	143,515	365,206
Agricultural	4,547	3,322	22,375	32,482	62,726
Residential real estate	1,118	1,678	7,429	248,529	258,754
HELOC	22	364	43,041	25,438	68,865
Consumer	877	2,911	1,221	-	5,009
Total	$52,232	$137,040	$272,438	$512,050	$973,760

Total loans:
Commercial & industrial	$23,542	$43,918	$44,323	$2,095	$113,878
Commercial real estate - owner occupied	14,890	23,356	62,834	60,006	161,086
Commercial real estate - nonowner occupied	17,761	162,502	111,918	143,716	435,897
Agricultural	5,811	8,195	28,468	34,040	76,514
Residential real estate	3,937	2,563	18,253	279,988	304,741
HELOC	24	367	43,191	25,591	69,173
Consumer	4,576	10,117	4,110	499	19,302
Total loans	$70,541	$251,018	$313,097	$545,935	$1,180,591

Total deposits increased $154.6 million, or 13.4 percent, to $1.31 billion at December 31, 2025. Inclusive of that growth was approximately $47 million in acquired deposits.

The average amount of deposits and weighted-average rates paid are summarized as follows for the years ended December 31:

	2025		2024		2023
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest bearing demand deposits	$742,153	1.76%	$643,710	1.72%	$619,906	1.23%
Time deposits	273,228	3.44%	259,818	3.83%	236,665	3.00%
Non interest bearing demand deposits	251,820	-	227,445	-	237,976	-
Totals	$1,267,201	1.77%	$1,130,973	1.86%	$1,094,547	1.35%

Time deposits that exceeded the FDIC insurance limit of $250,000 are summarized as follows:

($ in thousands)	2025	2024
Three months or less	$6,813	$4,912
Over three months through six months	8,420	7,249
Over six months and through twelve months	3,370	6,533
Over twelve months	5,258	4,750
Total	$23,861	$23,444

Shareholders’ equity at December 31, 2025, was $141.2 million, or 9.1 percent of total assets compared to $127.5 million or 9.2 percent of total assets, at December 31, 2024. Retained earnings increased during the year due to earnings of $14.0 million less dividends paid to common shareholders of $3.8 million and repurchases of Company common shares of $5.4 million. The fair market value of the bond portfolio increased during 2025 due to the valuation adjustment on the portfolio, which resulted in accumulated other comprehensive loss (“AOCI”) declining to $21.5 million at December 31, 2025, from $30.2 million at December 31, 2024.

The Company continued to repurchase its own common shares during the year under the Company’s publicly announced share repurchase program. Specifically, the Company repurchased 283,490 shares during 2025 at an average price of $19.47 per share. On December 18, 2024, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of 500,000 shares through December 31, 2026. As of December 31, 2025, the Company had repurchased a total of 300,950 shares, and 199,050 shares remained available for purchase, under this program.

Asset Quality	Years Ended December 31,
($ in thousands)	2025	2024	% Change
Nonaccruing loans	$4,579	$5,516	-17.0%
Foreclosed assets and other assets held for sale, net	104	-	N/M
Nonperforming assets	4,683	5,516	-15.1%
Net charge-offs/(recoveries)	261	250	4.4%
Provision for credit losses	1,306	124	953.2%
Allowance for credit losses	16,114	15,096	6.7%

Nonaccruing loans/total loans	0.39%	0.53%	-26.4%
Allowance/nonaccruing loans	351.9%	273.7%	28.6%
Nonperforming assets/total assets	0.30%	0.40%	-24.2%
Net charge offs/average loans	0.02%	0.01%	100.0%
Allowance/loans	1.36%	1.44%	-5.4%
Allowance/nonperforming loans	351.9%	273.7%	28.6%

Nonperforming assets totaled $4.7 million, or 0.30 percent of total assets, at December 31, 2025, a decrease of $0.8 million, or 15.1 percent, from December 31, 2024. The Company had total net charge-offs on loans of $261,000 in 2025, as compared to net charge-offs of $250,000 in 2024. The Company’s ACL at December 31, 2025, now covers nonperforming loans at 351.9 percent, up from 273.7 percent at December 31, 2024.

The following schedule presents an analysis of the ACL, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	Provision for Credit Losses	Net (Chargeoffs) Recoveries	Average Loans	Ratio of annualized net (chargeoffs) recoveries to average loans
December 31, 2025
Commercial & industrial	$(673)	$(177)	$120,891	-0.15%
Commercial real estate - owner occupied	427	-	142,734	0.00%
Commercial real estate - nonowner occupied	1,123	2	386,153	0.00%
Agricultural	(576)	-	63,260	0.00%
Residential real estate	617	(16)	311,773	-0.01%
HELOC	154	(1)	60,770	0.00%
Consumer	202	(69)	14,760	-0.47%
Total	$1,274	$(261)	$1,100,341	-0.02%

December 31, 2024
Commercial & industrial	$891	$(228)	$123,238	-0.19%
Commercial real estate - owner occupied	(146)	-	131,168	0.00%
Commercial real estate - nonowner occupied	3	-	311,855	0.00%
Agricultural	444	-	63,580	0.00%
Residential real estate	(1,603)	(3)	314,066	0.00%
HELOC	10	-	50,240	0.00%
Consumer	(39)	(19)	13,204	-0.14%
Total	$(440)	$(250)	$1,007,351	-0.02%

December 31, 2023
Commercial & industrial	$110	$-	$124,435	0.00%
Commercial real estate - owner occupied	202	-	118,583	0.00%
Commercial real estate - nonowner occupied	119	-	301,072	0.00%
Agricultural	23	-	59,720	0.00%
Residential real estate	190	(52)	313,034	-0.02%
HELOC	39	-	46,576	0.00%
Consumer	5	(40)	15,470	-0.26%
Total	$688	$(92)	$978,890	-0.01%

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

The Company has substantially increased its reserve level over the last several years. Specifically, the Company’s ACL balance has increased from $12.6 million at December 31, 2020, to $16.1 million at December 31, 2025, which reflects an increase of $3.5 million, or 28 percent. This increase was the result of $2.8 million in provision expense during the period and $0.4 million in net charge-offs over the five-year period. The reserve increased during 2023 due to the one-time CECL adjustment of $1.4 million taken in January of 2023 upon the Company’s adoption of the CECL methodology.

The following schedule provides a breakdown of the ACL allocated by type of loan and related ratios at December 31 for the years indicated:

		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans
		In Each		In Each		In Each
		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans
($ in thousands)	2025		2024		2023

Commercial & industrial	$1,821	11.3%	$2,666	17.7%	$2,003	12.7%
Commercial real estate - owner occupied	2,233	13.9%	1,806	12.0%	1,952	12.4%
Commercial real estate - nonowner occupied	6,846	42.5%	5,721	37.9%	5,718	36.2%
Agricultural	308	1.9%	884	5.9%	440	2.8%
Residential real estate	3,931	24.4%	3,330	22.1%	4,936	31.3%
HELOC	673	4.2%	520	3.4%	510	3.2%
Consumer	302	1.9%	169	1.1%	227	1.4%
	$16,114	100.0%	$15,096	100.0%	$15,786	100.0%

Regulatory capital reporting is required for State Bank only, as the Company is currently exempt from quarterly regulatory capital level measurement pursuant to the Small Bank Holding Company Policy Statement. As of December 31, 2025, State Bank met all regulatory capital levels required to be considered well-capitalized (see Note 16 to the Consolidated Financial Statements).

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

Earnings Summary – 2025 vs. 2024

Net income for 2025 was $14.0 million, or $2.19 per diluted common share, compared with net income of $11.5 million, or $1.72 per diluted common share, for 2024. State Bank reported net income for 2025 of $15.9 million, which was up from the $13.0 million of net income in 2024. SBFG Title reported net income for 2025 of $0.58 million, which was up from net income of $0.36 million for 2024.

Positive results for 2025 included loan growth of $133.9 million, with deposits higher by $154.6 million. Loan and deposit growth were supplemented by our acquisition of The Marblehead Bank in the first quarter of 2025, adding $18 million and $47 million of loans and deposits, respectively. Residential real estate loan production was $277.7 million, with $5.0 million of revenue from gains on sale. The level of mortgage origination was up from the $261.3 million in 2024. The Company’s loans serviced for others ended the year at $1.48 billion, up from $1.43 billion at December 31, 2024.

Operating revenue was higher at $65.6 million in 2025, compared to $56.9 million in 2024 as balance sheet growth and margin improvement drove net interest income higher, supplemented by higher mortgage revenues. SBFG Title revenue expanded by $0.4 million compared to the prior year.

Operating expense increased by $4.0 million, or 9.4 percent, from $43.0 million in 2024 to $47.0 million in 2025, due to higher incentive and commission levels. Operating expense included conversion expenses of $0.8 million and almost a full year of Marblehead operations.

Results of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2025	2024	% Change
Total assets	$1,545,367	$1,379,517	12.0%
Total investments	188,626	201,588	-6.4%
Loans held for sale	1,761	6,770	-74.0%
Loans, net of unearned income	1,180,591	1,046,735	12.8%
Allowance for credit losses	16,114	15,096	6.7%
Total deposits	1,307,244	1,152,605	13.4%

Total operating revenue[1]	$65,560	$56,939	15.1%
Net interest income	48,453	39,922	21.4%
Loan loss provision	1,306	124	953.2%
Noninterest income	17,107	17,017	0.5%
Noninterest expense	46,999	42,959	9.4%
Net income	13,974	11,470	21.8%
Diluted earnings per share	2.19	1.72	27.3%

[1]	Operating revenue equals net interest income plus noninterest income.

Net interest income was $48.4 million for 2025 and increased by 21 percent from net interest income of $40.0 million for 2024. Average earning assets increased to $1.40 billion in 2025, compared to $1.31 billion in 2024, primarily due to the increase in our loan portfolio, with higher overnight cash offset by lower securities. The consolidated 2025 full year net interest margin on a fully-taxable equivalent (“FTE”) basis was 3.47 percent compared to 3.06 percent for the full year of 2024.

Provision for credit losses was taken in 2025 in the amount of $1.31 million compared to $0.12 million taken during 2024. For 2025, net charge-offs totaled $0.26 million, or 0.02 percent of average loans, compared to net charge-offs of $0.25 million, or 0.02 percent of average loans, for 2024.

Noninterest Income	Years Ended December 31,
($ in thousands)	2025	2024	% Change
Wealth management fees	$3,535	$3,511	0.7%
Customer service fees	3,544	3,467	2.2%
Gains on sale of residential loans & OMSR’s	5,015	4,564	9.9%
Mortgage loan servicing fees, net	1,562	2,183	28.4%
Gain on sale of non-mortgage loans	143	146	-2.1%
Title insurance income	2,048	1,635	25.3%
Other	1,260	1,511	-16.6%
Total noninterest income	$17,107	$17,017	0.5%

Total noninterest income was $17.1 million for 2025 compared to $17.0 million for 2024, representing an increase of $0.17 million, or 0.5 percent, year-over-year. Gains on sale of residential mortgage loans was up from 2024 by $0.45 million, or 9.9 percent. The Company sold $250.4 million of originated mortgages into the secondary market in 2025, which due to being higher than the amortization on the serviced portfolio, increased the size of our serviced loan portfolio to $1.48 billion at December 31, 2025 from $1.43 billion at December 31, 2024. Sales of non-mortgage loans (small business and farm credits) in 2025 was just $1.0 million, resulting in gain on sale of $0.14 million. The Company saw its wealth management assets under management increase by $18.3 million to $566.0 million at December 31, 2025, with total wealth management fees of $3.5 million.

Noninterest Expense	Years Ended December 31,
($ in thousands)	2025	2024	% Change
Salaries & employee benefits	$25,077	$23,603	6.2%
Net occupancy expense	3,309	2,884	14.7%
Equipment expense	4,535	4,333	4.7%
Data processing fees	3,840	3,075	24.9%
Professional fees	3,594	2,927	22.8%
Marketing expense	651	821	-20.7%
Telephone and communications	511	525	-2.7%
Postage and delivery expense	541	447	21.0%
State, local and other taxes	1,091	907	20.3%
Employee expense	763	733	4.1%
Other expense	3,087	2,704	14.2%
Total noninterest expense	$46,999	$42,959	9.4%

Total noninterest expense was $47.0 million for 2025 compared to $43.0 million for 2024, representing a $4.0 million, or 9.4 percent, increase year-over-year. Included in the 2025 expense levels are $0.8 million in one-time conversion expenses and almost a full year of Marblehead operations. Total full-time equivalent employees ended 2025 at 252, which was flat from year end 2024.

Earnings Summary – 2024 vs. 2023

Net income for 2024 was $11.5 million, or $1.72 per diluted common share, compared with net income of $12.1 million, or $1.75 per diluted common share, for 2023. State Bank reported net income for 2024 of $13.0 million, which was down slightly from the $13.3 million of net income in 2023. SBFG Title reported net income for 2024 of $0.36 million, which was up from net income of $0.24 million for 2023.

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

Operating revenue for 2024 was steady at $57.0 million, as increased mortgage volume offset the sale of Visa B shares that occurred in 2023 of $1.4 million. SBFG Title revenue also remained level at $1.64 million.

Operating expense increased by $1.0 million, or 2.4 percent, from $42.0 million in 2023 to $43.0 million in 2024, due to higher incentive and commission levels, which were partially offset by moving higher medical costs to SB Captive.

Goodwill, Intangibles and Capital Purchases

The Company completed its most recent annual goodwill impairment review as of December 31, 2025. Due to declines in the Company’s share price, a quantitative evaluation of goodwill was completed as of September 30, 2024, which revealed that impairment was not warranted. No triggering events have occurred since that assessment, which would warrant impairment. At December 31, 2025, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest-bearing deposits in other financial institutions, securities available-for-sale, loans held for sale, and borrowings from various sources. These assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $263.1 million at December 31, 2025, which included pledged available-for-sale securities of $141.2 million, compared to liquid assets of $235.9 million at December 31, 2024.

The Company does not have material cash requirements for capital expenditures over the next year. Any cash needs for capital requirements would be funded by cash existing at the Company.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $978.2 million at December 31, 2025, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2025, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a FHLB blanket lien.

Significant additional off balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $159.9 million of additional borrowing capacity existed at December 31, 2025.

At December 31, 2025, and 2024, the Company had $41.0 million in federal funds lines available. The Company also had $47.4 million in unpledged securities at December 31, 2025, available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2025 and 2024 follows:

The Company experienced positive cash flows from operating activities in 2025 and 2024. Net cash from operating activities was $24.0 million and $9.5 million for the years ended December 31, 2025, and 2024, respectively. Significant operating items for 2025 included gain on sale of loans of $5.2 million and net income of $14.0 million. Cash provided by the sale of loans held for sale was $251.7 million. Cash used in the origination of loans held for sale were $244.0 million.

The Company experienced negative cash flows from investing activities in 2025 and 2024. Net cash used in investing activities was $68.1 million and $28.9 million for the years ended December 31, 2025, and 2024, respectively. A net increase in loans of $115.6 million was the primary change in 2025. The primary change for 2024 was a net increase in loans of $46.8 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $53.8 million and $18.8 million in 2025 and 2024, respectively.

The Company experienced positive cash flows from financing activities in 2025 and 2024. Net cash provided by financing activities was $89.7 million and $22.5 million for the years ended December 31, 2025, and 2024, respectively. The increase in deposits of $101.6 million and $82.4 million attributed to the positive cash flows in 2025 and 2024, respectively.

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

Economic Value of Equity
December 31, 2025
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$287,836	$29,143	11.27%
+300 basis points	283,095	24,402	9.43%
+200 basis points	275,227	16,534	6.39%
+100 basis points	267,386	8,693	3.36%
Base Case	258,693	-	-
-100 basis points	245,130	(13,563)	-5.24%
-200 basis points	226,992	(31,701)	-12.25%
-300 basis points	206,265	(52,428)	-20.27%
-400 basis points	212,241	(46,452)	-17.96%

Economic Value of Equity
December 31, 2024
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$258,979	$10,652	4.29%
+300 basis points	258,247	9,920	3.99%
+200 basis points	253,713	5,386	2.17%
+100 basis points	250,545	2,218	0.89%
Base Case	248,327	-	-
-100 basis points	240,798	(7,529)	-3.03%
-200 basis points	229,540	(18,787)	-7.57%
-300 basis points	213,379	(34,948)	-14.07%
-400 basis points	190,188	(58,139)	-23.41%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Asset liability management involves developing, executing and monitoring strategies to maintain appropriate liquidity, maximizing net interest income and minimizing the impact that significant fluctuations in market interest rates would have on current and future earnings. The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available-for-sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of specific loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company’s primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2025 and 2024 the Company entered into interest rate swap agreements as an accommodation to certain loan customers (see Note 8 to the Consolidated Financial Statements). The Company may purchase such instruments in the future if market conditions are favorable.

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

SB Financial Group, Inc.

Consolidated Balance Sheets

at December 31,

($ in thousands)
	2025	2024
Assets
Cash and due from banks	$71,543	$25,928
Interest bearing time deposits	1,140	1,565
Available-for-sale securities	188,626	201,587
Loans held for sale	1,761	6,770
Loans, net of unearned income	1,180,591	1,046,735
Allowance for credit losses	(16,114)	(15,096)
Premises and equipment, net	21,688	20,456
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,610	5,223
Foreclosed assets and other assets held for sale, net	104	-
Interest receivable	5,490	4,908
Goodwill	27,158	23,239
Cash value of life insurance	32,208	30,685
Mortgage servicing rights	15,254	14,868
Other assets	10,308	12,649
Total assets	$1,545,367	$1,379,517

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$254,063	$232,155
Interest bearing demand	202,501	201,085
Savings	296,484	237,987
Money market	280,896	222,161
Time deposits	273,300	259,217
Total deposits	1,307,244	1,152,605

Repurchase agreements	9,230	10,585
Federal Home Loan Bank advances	35,000	35,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,739	19,690
Interest payable	2,460	2,351
Other liabilities	20,148	21,468
Total liabilities	1,404,131	1,252,009

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2025 - 0 shares outstanding, 2024 - 0 shares outstanding	-	-
Common stock, no par value; 2025 - 10,500,000 shares authorized, 8,525,375 shares issued; 2024 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,160	15,194
Retained earnings	126,311	116,186
Accumulated other comprehensive loss	(21,481)	(30,234)
Treasury stock, at cost; ( 2025 - 2,249,417 common shares; 2024 - 1,977,538 common shares)	(40,073)	(34,957)
Total shareholders’ equity	141,236	127,508
Total liabilities and shareholders’ equity	$1,545,367	$1,379,517

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31,

($ in thousands, except per share data)	2025	2024
Interest Income
Loans
Taxable	$64,986	$56,863
Tax exempt	455	496
Securities
Taxable	4,495	4,870
Tax exempt	144	146
Other interest income	3,840	1,974
Total interest income	73,920	64,349

Interest Expense
Deposits	22,490	21,035
Repurchase agreements & other	95	154
Federal Home Loan Bank advance expense	1,467	1,721
Trust preferred securities expense	637	739
Subordinated debt expense	778	778
Total interest expense	25,467	24,427

Net Interest Income	48,453	39,922

Provision (benefit) for credit losses - loans	1,274	(440)
Provision for unfunded commitments	32	564
Total provision for credit losses	1,306	124

Net interest income after provision for credit losses	47,147	39,798

Noninterest Income
Wealth management fees	3,535	3,511
Customer service fees	3,544	3,467
Gain on sale of mortgage loans & OMSR	5,015	4,565
Mortgage loan servicing fees, net	1,562	2,183
Gain on sale of non-mortgage loans	143	145
Title insurance income	2,048	1,635
Other income	1,260	1,511
Total noninterest income	17,107	17,017

Noninterest Expense
Salaries and employee benefits	25,077	23,603
Net occupancy expense	3,309	2,884
Equipment expense	4,535	4,333
Data processing fees	3,840	3,075
Professional fees	3,594	2,927
Marketing expense	651	821
Telephone and communications	511	525
Postage and delivery expense	541	447
State, local and other taxes	1,091	907
Employee expense	763	733
Other expense	3,087	2,704
Total noninterest expense	46,999	42,959

Income before income tax	17,255	13,856
Provision for income taxes	3,281	2,386
Net Income	$13,974	$11,470

Basic earnings per common share	$2.19	$1.72

Diluted earnings per common share	$2.19	$1.72

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

($ in thousands)	2025	2024

Net income	$13,974	$11,470
Other comprehensive income (loss)
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	11,081	(510)
Related tax benefit (expense)	(2,328)	107
Net effect on other comprehensive income (loss)	8,753	(403)
Total comprehensive income	$22,727	$11,067

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

($ in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2025	$61,319	$15,194	$116,186	$(30,234)	$(34,957)	$127,508
Net income			13,974			13,974
Other comprehensive income				8,753		8,753
Dividends on common, $0.60 per share			(3,849)			(3,849)
Restricted stock vesting		(570)			570	-
Repurchased stock (283,490 shares)					(5,686)	(5,686)
Stock based compensation expense		536				536
December 31, 2025	$61,319	$15,160	$126,311	$(21,481)	$(40,073)	$141,236

($ in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2024	$61,319	$15,124	$108,486	$(29,831)	$(30,756)	$124,342
Net income			11,470			11,470
Other comprehensive loss				(403)		(403)
Dividends on common, $0.56 per share			(3,770)			(3,770)
Restricted stock vesting		(567)			567	-
Repurchased stock (253,817 shares)					(4,768)	(4,768)
Stock based compensation expense		637				637
December 31, 2024	$61,319	$15,194	$116,186	$(30,234)	$(34,957)	$127,508

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

($ in thousands)
	2025	2024
Operating Activities
Net Income	$13,974	$11,470
Items not requiring (providing) cash
Depreciation and amortization	2,198	2,151
Provision for credit losses	1,306	124
Expense of share-based compensation plan	536	637
Amortization of premiums and discounts on securities	432	493
Amortization of intangible assets	237	66
Amortization of originated mortgage servicing rights	1,789	1,335
Impairment (recovery) of mortgage servicing rights	289	(41)
Deferred income taxes	(111)	2,017
Proceeds from sale of loans held for sale	251,665	216,031
Originations of loans held for sale	(243,962)	(217,822)
Gain from sale of loans	(5,158)	(4,710)
Changes in
Interest receivable	(582)	(251)
Other assets	5,023	(2,656)
Interest payable & other liabilities	(3,597)	607
Net cash provided by operating activities	24,039	9,451

Investing Activities
Purchases of available-for-sale securities	(100)	(1,677)
Proceeds from maturities of interest bearing time deposits	1,375	1,184
Purchase of interest bearing time deposits	(950)	(1,214)
Proceeds from maturities of available-for-sale securities	23,709	18,794
Proceeds from sales of available-for-sale securities	30,122	-
Net change in loans	(115,646)	(46,773)
Purchase of premises, equipment	(2,602)	(1,229)
Purchase of bank owned life insurance	(800)	(800)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(560)	-
Proceeds from sale of Federal Reserve and Federal Home Loan Bank Stock	290	2,056
Proceeds from sale of foreclosed assets	91	711
Acquisition, net of cash acquired (paid)	(3,014)	-
Net cash used in investing activities	(68,085)	(28,948)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	87,468	86,108
Net increase (decrease) in time deposits	14,083	(3,708)
Net decrease in securities sold under agreements to repurchase	(1,355)	(2,802)
Proceeds from Federal Home Loan Bank advances	-	133,000
Repayment of Federal Home Loan Bank advances	(1,000)	(181,600)
Stock repurchase plan	(5,686)	(4,768)
Dividends on common shares	(3,849)	(3,770)
Net cash provided by financing activities	89,661	22,460

Increase in cash and cash equivalents	45,615	2,963
Cash and cash equivalents, beginning of year	25,928	22,965
Cash and cash equivalents, end of year	$71,543	$25,928
Supplemental cash flow information
Interest paid	$25,576	$24,519
Income taxes paid	$2,050	$417
Supplemental non-cash disclosure
Recognition of right-of-use lease assets	$75	$-
Transfer of loans to foreclosed assets	$195	$-

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, and 2024

Note 1: Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (“SB Financial”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), SBFG Title, LLC dba Peak Title Agency (“SBFG Title”), and SB Captive, Inc. (“SB Captive”). State Bank owns all the outstanding stock of SBT Insurance, LLC (“SBI”). In December 2024, the Company completed the dissolution of four of its inactive subsidiaries – RFCBC, Inc., Rurbanc Data Services Inc., Rurban Mortgage Company and SBFG Mortgage, LLC. The “Company” refers to SB Financial and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, SB Financial.

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

Significant Accounting Policies

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2025 and 2024, cash equivalents consisted primarily of interest-bearing and noninterest bearing demand deposit balances held by correspondent banks.

At December 31, 2025, the Company’s correspondent cash accounts exceeded federally insured limits by $0.7 million. Additionally, the Company had approximately $60.5 million of cash held by the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank (“FHLB”), which is not federally insured.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the years ended December 31, 2025, or 2024.

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

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At December 31, 2025, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Should a decline in fair value be the result of credit losses or other factors, the security would be moved into a nonaccrual status and all accrued interest be reversed. Accrued interest receivable on available-for-sale debt securities totaled $0.6 million at December 31, 2025.

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

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

●	Commercial & Industrial - Commercial & industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial & industrial loans and lease financing agreements is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

●	Commercial Real Estate - Owner Occupied - Owner occupied commercial real estate loans consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings and other commercial facilities. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Commercial Real Estate – Nonowner Occupied - Nonowner occupied commercial real estate loans consist of loans to purchase, construct, or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as multifamily properties. The primary risk associated with nonowner occupied commercial real estate loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Agricultural - Agricultural loans consist of loans or lines of credit to finance farmland, equipment, and general business needs or other assets. The primary risk associated with agricultural loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

●	Residential Real Estate – Residential real estate mortgage loans consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home Equity Line of Credit (HELOCs) - Home equity loans consist of HELOCs and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior liens as a substantial decline in value could render the junior lien position effectively unsecured

●	Consumer - Consumer loans consist of loans to finance unsecured home improvements, personal assets, such as automobiles or recreational vehicles, and revolving lines of credit that can be secured or unsecured. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

The Company utilizes a Discounted Cash Flow (“DCF”) method to estimate the quantitative portion of the ACL for all loan pools evaluated on a collective pooled basis, with the exception of the credit card portfolio, which is estimated using the Remaining Life Method. For each segment, a Loss Driver Analysis (“LDA”) is performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilizes the Company’s own Federal Financial Institutions Examination Council’s (“FFIEC”) Call Report data, as well as peer institution data.

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

The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with the changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets on the consolidated balance sheets, while the derivative instruments with a negative fair value are reported in accrued expenses and other liabilities on the consolidated balance sheets.

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

Share-Based Employee Compensation Plan

At December 31, 2025 and 2024, the Company had a share-based employee compensation plan that permits the grant of stock options, restricted stock and other share-based awards to employees, directors and advisory board members of the Company and its subsidiaries (see Note 18 to the Consolidated Financial Statements).

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2021. As of December 31, 2025, the Company had no uncertain income tax positions.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities. AOCI consists solely of the cumulative unrealized gains and losses on available-for-sale securities net of income tax.

Subordinated Debt

At December 31, 2025, the Company had subordinated debt obligations of $20.0 million related to its 3.65% Fixed to Floating Rate Subordinated Notes due 2031, which were issued and sold by the Company on May 27, 2021. The Subordinated Notes were issued in order to provide additional funds for various corporate obligations of the Company, including share buybacks, acquisition costs and organic asset growth (see Note 13 to the Consolidated Financial Statements).

Revenue Recognition

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered through State Bank, and title insurance provided by SBFG Title.

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

Adoption of New Accounting Standards:

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)

This guidance provides temporary options to ease the potential burden in accounting for reference rate reform. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective as of March 12, 2020 through December 31, 2022. However, a deferral of the implementation of the Reference Rate Reform was issued in December of 2022, which extended the implementation to December 31, 2025. The Company has implemented a replacement for the reference rate and has determined that the changes did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” and became effective on January 1, 2025. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The Company adopted ASU No. 2023-09 on a retrospective basis and its adoption did not have a material impact to the financial statements of the Company.

Note 2: Earnings Per Share

Earnings Per Share (“EPS”) is computed using the two-class method. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS plus the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2025, and 2024 is computed as follows:

	Twelve Months Ended Dec. 31,
($ and outstanding shares in thousands - except per share data)	2025	2024

Distributed earnings allocated to common shares	$3,848	$3,770
Undistributed earnings allocated to common shares	10,100	7,666
Net earnings allocated to common shares	13,948	11,436
Net earnings allocated to participating securities	26	34
Net Income allocated to common shares and participating securities	$13,974	$11,470
Weighted average shares outstanding for basic earnings per share	6,369	6,660
Dilutive effect of stock compensation	19	20
Weighted average shares outstanding for diluted earnings per share	6,388	6,680

Basic earnings per common share	$2.19	$1.72

Diluted earnings per common share	$2.19	$1.72

There were no anti-dilutive shares in 2025 or 2024.

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities at December 31, 2025 and December 31, 2024 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury and Government agencies	$5,687	$3	$(487)	$5,203
Mortgage-backed securities	184,588	5	(24,641)	159,952
State and political subdivisions	10,842	8	(1,001)	9,849
Other corporate securities	14,700	-	(1,078)	13,622
Totals	$215,817	$16	$(27,207)	$188,626

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury and Government agencies	$8,120	$-	$(731)	$7,389
Mortgage-backed securities	203,646	4	(34,030)	169,620
State and political subdivisions	10,893	-	(1,486)	9,407
Other corporate securities	17,200	-	(2,029)	15,171
Totals	$239,859	$4	$(38,276)	$201,587

The amortized cost and fair value of securities available-for-sale at December 31, 2025, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value
Within one year	$275	$275
Due after one year through five years	1,281	1,272
Due after five years through ten years	22,794	21,133
Due after ten years	6,879	5,994
	31,229	28,674
Mortgage-backed securities	184,588	159,952
Totals	$215,817	$188,626

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $115.1 million at December 31, 2025, and $115.5 million at December 31, 2024. Securities delivered for repurchase agreements (not included above) were $26.0 million at December 31, 2025, and $17.3 million at December 31, 2024.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. There were 125 securities and 138 securities reported with amounts less than their historical value at December 31, 2025, and 2024, respectively. Total fair value of these investments was $187.0 million and $201.3 million at December 31, 2025 and 2024, respectively, which was approximately 99 percent and 99 percent, respectively, of the Company’s available-for-sale investment portfolio.

The following tables present securities with unrealized losses at December 31, 2025 and 2024 aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)		Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	5	$-	$-	$5,100	$(487)	$5,100	$(487)
Mortgage-backed securities	89	-	-	159,690	(24,641)	159,690	(24,641)
State and political subdivisions	18	-	-	8,634	(1,001)	8,634	(1,001)
Other corporate securities	13	-	-	13,622	(1,078)	13,622	(1,078)
Totals	125	$-	$-	$187,046	$(27,207)	$187,046	$(27,207)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	11	$1,929	$-	$5,460	$(731)	$7,389	$(731)
Mortgage-backed securities	92	-	-	169,286	(34,030)	169,286	(34,030)
State and political subdivisions	21	1,319	(21)	8,088	(1,465)	9,407	(1,486)
Other corporate securities	14	385	(115)	14,786	(1,914)	15,171	(2,029)
Totals	138	$3,633	$(136)	$197,620	$(38,140)	$201,253	$(38,276)

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

Note 4: Loans and Allowance for Credit Losses

The following table presents the categories of loans at December 31, 2025, and 2024:

	Total Loans
($ in thousands)	2025	2024

Commercial & industrial	$113,878	$124,764
Commercial real estate - owner occupied	161,086	134,431
Commercial real estate - nonowner occupied	435,897	345,142
Agricultural	76,514	64,680
Residential real estate	304,741	308,378
Home equity line of credit (HELOC)	69,173	53,811
Consumer	19,302	15,529
Total loans	1,180,591	1,046,735
Allowance for credit losses	(16,114)	(15,096)
Loans, net	$1,164,477	$1,031,639

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

Listed below is a summary of loan commitments, unused lines of credit, and standby letters of credit as of December 31, 2025, and 2024.

($ in thousands)	2025	2024
Loan commitments and unused lines of credit	$232,870	$224,895
Standby letters of credit	1,223	915
Totals	$234,093	$225,810

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

The following tables summarize the activity related to the ACL for the twelve months ended December 31, 2025, and 2024.

($ in thousands) For the twelve months ended December 31, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period
Commercial & industrial	$2,666	$5	$(177)	$-	$(673)	$1,821
Commercial real estate - owner occupied	1,806	-	-	-	427	2,233
Commercial real estate - nonowner occupied	5,721	-	-	2	1,123	6,846
Agricultural	884	-	-	-	(576)	308
Residential real estate	3,330	-	(17)	1	617	3,931
HELOC	520	-	(4)	3	154	673
Consumer	169	-	(81)	12	202	302
Total	$15,096	$5	$(279)	$18	$1,274	$16,114

($ in thousands) For the twelve months ended December 31, 2024	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period
Commercial & industrial	$2,003	$-	$(233)	$5	$891	$2,666
Commercial real estate - owner occupied	1,952	-	-	-	(146)	1,806
Commercial real estate - nonowner occupied	5,718	-	-	-	3	5,721
Agricultural	440	-	-	-	444	884
Residential real estate	4,936	-	(3)	-	(1,603)	3,330
HELOC	510	-	-	-	10	520
Consumer	227	-	(53)	34	(39)	169
Total	$15,786	$-	$(289)	$39	$(440)	$15,096

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

The following tables present an analysis of collateral-dependent loans of the Company as of December 31, 2025, and 2024.

($ in thousands)	Collateral Type			Allocated
December 31, 2025	Real Estate	Other	Total	Allowance
Commercial & industrial	$1,367	$673	$2,040	$67
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	342	-	342	-
Residential real estate	561	-	561	17
Total	$2,699	$673	$3,372	$97

($ in thousands)	Collateral Type			Allocated
December 31, 2024	Real Estate	Other	Total	Allowance
Commercial & industrial	$2,252	$625	$2,877	$380
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	370	-	370	-
Residential real estate	801	-	801	26
Total	$3,852	$625	$4,477	$419

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators and gross chargeoffs by year of origination as of December 31, 2025.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$17,280	$18,882	$7,189	$9,298	$8,971	$14,998	$33,505	$561	$110,684
Special Mention (5)	-	30	-	-	231	116	25	517	919
Substandard (6)	-	-	310	153	-	155	99	62	779
Doubtful (7)	-	121	153	433	204	481	-	104	1,496
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$17,280	$19,033	$7,652	$9,884	$9,406	$15,750	$33,629	$1,244	$113,878
Current period gross chargeoffs	$-	$116	$-	$-	$-	$33	$28	$-	$177

Commercial real estate - owner occupied
Pass (1 - 4)	$50,318	$21,967	$21,273	$14,931	$19,387	$31,347	$1,204	$228	$160,655
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	431	-	-	431
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$50,318	$21,967	$21,273	$14,931	$19,387	$31,778	$1,204	$228	$161,086
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$107,361	$96,667	$39,358	$48,962	$35,737	$98,539	$8,058	$969	$435,651
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	141	-	105	-	-	246
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$107,361	$96,667	$39,358	$49,103	$35,737	$98,644	$8,058	$969	$435,897
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$19,218	$4,810	$6,313	$12,609	$9,812	$7,772	$15,968	$12	$76,514
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$19,218	$4,810	$6,313	$12,609	$9,812	$7,772	$15,968	$12	$76,514
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$28,287	$23,003	$36,413	$92,889	$68,439	$54,268	$1	$-	$303,300
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	257	96	236	852	-	-	1,441
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$28,287	$23,003	$36,670	$92,985	$68,675	$55,120	$1	$-	$304,741
Current period gross chargeoffs	$-	$-	$-	$-	$-	$17	$-	$-	$17

Home equity line of credit (HELOC)
Pass (1 - 4)	$605	$62	$260	$391	$295	$497	$60,294	$6,560	$68,964
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	35	81	93	209
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$605	$62	$260	$391	$295	$532	$60,375	$6,653	$69,173
Current period gross chargeoffs	$-	$-	$-	$-	$-	$4	$-	$-	$4

Consumer
Pass (1 - 4)	$6,935	$1,082	$1,249	$1,670	$645	$467	$7,239	$-	$19,287
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	6	-	9	-	-	-	-	15
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$6,935	$1,088	$1,249	$1,679	$645	$467	$7,239	$-	$19,302
Current period gross chargeoffs	$-	$2	$4	$-	$-	$-	$75	$-	$81

Total Loans
Pass (1 - 4)	$230,004	$166,473	$112,055	$180,750	$143,286	$207,888	$126,269	$8,330	$1,175,055
Special Mention (5)	-	30	-	-	231	116	25	517	919
Substandard (6)	-	6	567	399	236	1,578	180	155	3,121
Doubtful (7)	-	121	153	433	204	481	-	104	1,496
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$230,004	$166,630	$112,775	$181,582	$143,957	$210,063	$126,474	$9,106	$1,180,591
Current period gross chargeoffs	$-	$118	$4	$-	$-	$54	$103	$-	$279

The following table presents loan balances by credit quality indicators and gross chargeoffs by year of origination as of December 31, 2024.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$22,688	$12,927	$12,813	$14,207	$9,101	$10,022	$36,363	$3,204	$121,325
Special Mention (5)	-	355	-	-	133	-	25	-	513
Substandard (6)	-	-	585	-	-	673	1,147	88	2,493
Doubtful (7)	-	153	-	204	-	48	-	28	433
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$22,688	$13,435	$13,398	$14,411	$9,234	$10,743	$37,535	$3,320	$124,764
Current period gross chargeoffs	$-	$42	$25	$23	$143	$-	$-	$-	$233

Commercial real estate - owner occupied
Pass (1 - 4)	$15,070	$30,372	$20,002	$24,406	$13,491	$30,140	$463	$49	$133,993
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	430	-	-	-	430
Doubtful (7)	-	-	-	7	-	1	-	-	8
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$15,070	$30,372	$20,002	$24,413	$13,921	$30,141	$463	$49	$134,431
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$94,098	$47,026	$50,942	$40,584	$39,093	$72,609	$118	$-	$344,470
Special Mention (5)	398	-	-	-	-	-	-	-	398
Substandard (6)	-	-	154	-	-	120	-	-	274
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$94,496	$47,026	$51,096	$40,584	$39,093	$72,729	$118	$-	$345,142
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$8,100	$8,295	$14,482	$10,748	$2,618	$8,967	$11,470	$-	$64,680
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$8,100	$8,295	$14,482	$10,748	$2,618	$8,967	$11,470	$-	$64,680
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$31,291	$41,982	$100,375	$76,146	$28,237	$28,797	$-	$-	$306,828
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	279	-	256	50	965	-	-	1,550
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$31,291	$42,261	$100,375	$76,402	$28,287	$29,762	$-	$-	$308,378
Current period gross chargeoffs	$-	$-	$-	$3	$-	$-	$-	$-	$3

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$-	$-	$12	$18	$51	$46,908	$6,591	$53,580
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	48	139	44	231
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$12	$18	$99	$47,047	$6,635	$53,811
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$1,909	$1,993	$3,247	$725	$319	$94	$7,229	$-	$15,516
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	13	-	-	-	-	-	13
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$1,909	$1,993	$3,260	$725	$319	$94	$7,229	$-	$15,529
Current period gross chargeoffs	$-	$-	$-	$5	$2	$-	$46	$-	$53

Total Loans
Pass (1 - 4)	$173,156	$142,595	$201,861	$166,828	$92,877	$150,680	$102,551	$9,844	$1,040,392
Special Mention (5)	398	355	-	-	133	-	25	-	911
Substandard (6)	-	279	752	256	480	1,806	1,286	132	4,991
Doubtful (7)	-	153	-	211	-	49	-	28	441
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$173,554	$143,382	$202,613	$167,295	$93,490	$152,535	$103,862	$10,004	$1,046,735
Current period gross chargeoffs	$-	$42	$25	$31	$145	$-	$46	$-	$289

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2025 and 2024:

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2025	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$394	$-	$2,009	$2,403	$111,475	$113,878
Commercial real estate - owner occupied	51	-	429	480	160,606	161,086
Commercial real estate - nonowner occupied	39	141	201	381	435,516	435,897
Agricultural	-	-	-	-	76,514	76,514
Residential real estate	51	1,086	629	1,766	302,975	304,741
HELOC	338	74	88	500	68,673	69,173
Consumer	214	110	10	334	18,968	19,302
Total Loans	$1,087	$1,411	$3,366	$5,864	$1,174,727	$1,180,591

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2024	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$354	$-	$2,927	$3,281	$121,483	$124,764
Commercial real estate - owner occupied	-	-	429	429	134,002	134,431
Commercial real estate - nonowner occupied	-	-	370	370	344,772	345,142
Agricultural	-	-	-	-	64,680	64,680
Residential real estate	215	1,021	787	2,023	306,355	308,378
HELOC	131	15	130	276	53,535	53,811
Consumer	193	27	-	220	15,309	15,529
Total Loans	$893	$1,063	$4,643	$6,599	$1,040,136	$1,046,735

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

The categories of nonaccrual loans as of December 31, 2025, and 2024 are presented in the following tables.

	December 31, 2025
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$2,074	$182	$2,256
Commercial real estate - owner occupied	-	429	429
Commercial real estate - nonowner occupied	342	-	342
Agricultural	-	-	-
Residential real estate	1,227	103	1,330
Home equity line of credit (HELOC)	210	-	210
Consumer	12	-	12
Total loans	$3,865	$714	$4,579

	December 31, 2024
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$2,301	$626	$2,927
Commercial real estate - owner occupied	7	430	437
Commercial real estate - nonowner occupied	370	-	370
Agricultural	-	-	-
Residential real estate	1,428	111	1,539
Home equity line of credit (HELOC)	231	-	231
Consumer	12	-	12
Total loans	$4,349	$1,167	$5,516

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications provide the borrowers with short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the “Allowance for Credit Losses” section of this Note.

For the twelve months ended December 31, 2025, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of December 31, 2025.

The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the twelve-month period ended December 31, 2025, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

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

The following table presents the balance and activity in the ACL for unfunded loan commitments for the twelve months ended December 31, 2025, and 2024.

($ in thousands)	2025	2024
Balance, beginning of period	$1,340	$776
Adjustment for acquired loans	3	-
Provision for unfunded commitments	29	564
Balance, end of period	$1,372	$1,340

Related Party Loans

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table at December 31, 2025, and 2024.

($ in thousands)	2025	2024

Balance at beginning of period	$450	$435
New Term Loans	220	-
Repayment of term loans	(321)	(33)
Changes in balances of revolving lines of credit	(113)	48
Balance at end of period	$236	$450

Note 5: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2025	2024

Land	$3,882	$3,563
Buildings and improvements	29,114	27,798
Equipment	18,862	16,902
Construction in process	36	201
	51,894	48,464

Less accumulated depreciation	(30,206)	(28,008)
Net premises and equipment	$21,688	$20,456

Note 6: Goodwill and Intangibles

On January 17, 2025, the Company acquired The Marblehead Bank of Marblehead, Ohio. The acquisition resulted in approximately $3.9 million in goodwill. The balance of goodwill was $27.2 million at December 31, 2025, and $23.2 million at December 31, 2024.

	2025	2024
($ in thousands)	Carrying Amount	Carrying Amount

Beginning balance	$23,239	$23,239
Acquired goodwill	3,919	-
Ending balance	$27,158	$23,239

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Goodwill is tested on the last day of the last quarter of each calendar year. At December 31, 2025, the Company determined that no events had occurred to change the assessment from the quantitative analysis, and it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

In connection with the acquisition of Marblehead Bank, $1.7 million of core deposit intangible was recorded. Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2025		2024
($ in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$2,370	$(540)	$660	$(303)
Customer relationship intangible	-	-	-	-
Banking intangibles	$2,370	$(540)	$660	$(303)

Amortization expense for intangibles for the years ended December 31, 2025, and 2024 was $0.24 million and $0.07 million, respectively. Estimated amortization expense for each of the following five years is reflected in the table below.

($ in thousands)	Amortization
2026	$237
2027	237
2028	237
2029	237
2030	237
Total	$1,185

Note 7: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.5 billion at December 31, 2025, and $1.4 million at December 31, 2024. Contractually specified servicing fees of approximately $3.6 million and $3.5 million were included in mortgage loan servicing fees in the consolidated income statement for the years ended December 31, 2025, and 2024, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance at December 31:

($ in thousands)	2025	2024

Carrying amount, beginning of year	$14,868	$13,906
Mortgage servicing rights capitalized during the year	2,464	2,256
Mortgage servicing rights amortization during the year	(1,789)	(1,335)
Net change in valuation allowance	(289)	41
Carrying amount, end of year	$15,254	$14,868

Valuation allowance:
Beginning of year	$186	$227
Increase (reduction)	289	(41)
End of year	$475	$186

Fair value, beginning of period	$17,782	$17,125
Fair value, end of period	$17,964	$17,782

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized at December 31:

	2025		2024
($ in thousands)	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$118,701	$1,465	$79,235	$4,029
IRLCs	10,701	15	-	-
Forward contracts			11,000	69
Total contracts	$129,402	$1,480	$90,235	$4,098

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$118,701	$(1,465)	$79,235	$(4,029)
IRLCs			7,412	(21)
Forward contracts	11,000	(30)	-	-
Total contracts	$129,701	$(1,495)	$86,647	$(4,050)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the twelve months ended December 31, 2025, and 2024.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2025	2024
Interest rate swap contracts	Other income	$423	$240
IRLCs	Gain on sale of mortgage loans & OMSR	39	(66)
Forward contracts	Gain on sale of mortgage loans & OMSR	(99)	105

The following table shows the offsetting of financial assets and derivative assets at December 31, 2025, and 2024.

($ in thousands)	Gross amounts of	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
	recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2025
Interest rate swaps	$2,525	$1,060	$1,465	$-	$1,220	$245

December 31, 2024
Interest rate swaps	$4,172	$143	$4,029	$-	$3,130	$899

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2025, and 2024.

($ in thousands)	Gross amounts of	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
	recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
December 31, 2025
Interest rate swaps	$2,525	$1,060	$1,465	$-	$-	$1,465

December 31, 2024
Interest rate swaps	$4,172	$143	$4,029	$-	$-	$4,029

Note 9: Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more totaled $56.1 million on December 31, 2025, and $53.7 million on December 31, 2024.

At December 31, 2025, the scheduled maturities of time deposits were as follows:

($ in thousands)
2026	$218,814
2027	51,113
2028	2,422
2029	460
2030	491
Thereafter	-
Total	$273,300

Included in time deposits at December 31, 2025 and 2024 were $49.9 million and $58.2 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (“CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC insurance limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow their deposits to be placed with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

Deposits of directors and their associates, including deposits of companies for which directors are principal owners and executive officers, totaled $3.8 million and $4.3 million at December 31, 2025, and 2024, respectively.

Note 10: Short-Term Borrowings

($ in thousands)	2025	2024

Securities Sold Under Repurchase Agreements	$9,230	$10,585

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations were secured by agency securities of $5.2 million and $3.9 million as of December 31, 2025, and 2024, respectively, and mortgage-backed securities of $20.8 million and $13.4 million as of December 31, 2025 and 2024, respectively. The collateral is held at the FHLB and has maturities from 2027 through 2061. At December 31, 2025, these repurchase agreements totaled $9.2 million. The maximum amount of outstanding agreements at any month end during 2025 and 2024 totaled $16.7 million and $26.9 million, respectively, and the monthly average of such agreements totaled $12.0 million and $14.3 million during 2025 and 2024, respectively. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. As of December 31, 2025, there were no borrowings drawn at the Discount Window.

At December 31, 2025 and 2024, the Company had $41.0 million in federal funds lines, of which none were drawn.

Note 11: Federal Home Loan Bank (FHLB) Advances

The FHLB advances were secured by $313.1 million in mortgage loans at December 31, 2025. Advances consisted of fixed and variable interest rates from 3.75 to 4.61 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at December 31, 2025, were:

($ in thousands)	Debt
2026	$12,500
2027	5,000
2028	17,500
Total	$35,000

Note 12: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Group Benchmark Administration (“CME”) Term Secured Overnight Financing Rate (“SOFR”) as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the Consolidated Financial Statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of December 31, 2025, and 2024 was $10.3 million, with a maturity date of September 15, 2035.

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

The Notes mature on June 1, 2031, and bear interest at a fixed rate of 3.65% through May 31, 2026. From June 1, 2026, to the maturity date or earlier redemption of the Notes, the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month SOFR provided by the Federal Reserve Bank of New York plus 296 basis points. The Company may redeem the Notes at any time after May 31, 2026, and at any time in whole, but not in part, upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes. There is $0.3 million of unamortized expense as of December 31, 2025.

Note 14: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
($ in thousands)	2025	2024
Current expense
Federal	$3,392	$369
Current income tax expense	3,392	369

Deferred expense
Federal	(111)	2,017
Deferred income tax expense	(111)	2,017
Income tax expense	$3,281	$2,386

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
($ in thousands)	2025		2024
US federal statutory income tax rate	$3,624	21.0%	$2,910	21.0%
State and local income taxes - net of federal income tax effect*	-	0.00%	-	0.00%
Tax credits
Low-income housing tax credits	(89)	-0.52%	(89)	-0.64%
Amortization of LIHTC Investments net of other benefits	78	0.40%	78	0.50%
Nontaxable and nondeductible items
Tax-exempt interest income net of disallowed interest expense	(103)	-0.60%	(111)	-0.80%
BOLI income	(162)	-0.94%	(161)	-1.16%
Captive premium income	(117)	-0.68%	(147)	-1.06%
Other nontaxable and nondeductible items	50	0.34%	(94)	-0.61%
Income tax expense; effective tax rate	$3,281	19.00%	$2,386	17.23%

*	The majority of the Company's activities for 2025 and 2024 are sourced to states that do not impose an income tax on financial institutions.

Given Company’s business activity, there were no State and local income tax, net of federal (national) income tax effect; Foreign tax effects; Effect of changes in tax laws or rates enacted in the current period; Effect of cross-border tax laws; valuation allowances; unrecognized tax benefits.

Income taxes paid were as follows:

	For The Year Ended December 31,
($ in thousands)	2025	2024

Federal	$2,050	$417
State and local	-	-
Total	$2,050	$417

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	For The Year Ended December 31,
($ in thousands)	2025	2024
Deferred tax assets
Allowance for credit losses	$3,383	$3,170
Unrealized losses on available-for-sale securities	5,710	8,037
Capitalized research and development costs	-	102
Accrued bonus	363	120
Net operating loss	296	791
Unearned loan fees	115	-
Other	968	911
	10,835	13,131
Deferred tax liabilities
Depreciation	(1,097)	(849)
Mortgage servicing rights	(3,203)	(3,122)
Purchase accounting adjustments	(1,964)	(1,475)
Prepaids	(457)	(434)
Net deferred loan costs	-	(31)
Section 475 MTM	(5,710)	(8,037)
FHLB stock dividends	(67)	(67)
	(12,498)	(14,015)
Net deferred tax liability	$(1,663)	$(884)

At December 31, 2024, the Company had $3.8 million in net operating losses. During 2025, the Company acquired Net Operating Losses with a remaining balance of $1.4 million. The Net Operating Losses is subject to an annual limitation of $171 thousand with no expiration period..

Note 15: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents reclassifications out of unrealized gains and losses on available-for-sale securities net of income tax. There were no reclassifications for the years ending December 31, 2025, and 2024.

Note 16: Regulatory Matters

As of December 31, 2025, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2025, that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Tier I Capital to average assets	$151,592	9.86%	$61,486	4.0%	$76,857	5.0%
Tier I Common equity capital to risk-weighted assets	$151,592	11.78%	$57,902	4.5%	$83,636	6.5%

Tier I Capital to risk-weighted assets	$151,592	11.78%	$77,202	6.0%	$102,937	8.0%
Total Risk-based capital to risk-weighted assets	$167,693	13.03%	$102,937	8.0%	$128,671	10.0%

As of December 31, 2024
Tier I Capital to average assets	$156,122	11.09%	$56,290	4.0%	$70,363	5.0%
Tier I Common equity capital to risk-weighted assets	$156,122	13.43%	$52,297	4.5%	$75,541	6.5%

Tier I Capital to risk-weighted assets	$156,122	13.43%	$69,730	6.0%	$92,973	8.0%
Total Risk-based capital to risk-weighted assets	$170,672	14.69%	$92,973	8.0%	$116,216	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to be maintained in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50 percent at both December 31, 2025, and December 31, 2024. The Company’s capital ratios exceeded the minimum capital requirements by more than the 2.50 percent capital conservation buffer at December 31, 2025, and December 31, 2024. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes that State Bank met all capital adequacy requirements to which State Bank was subject as of December 31, 2025.

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

The Company has a retirement savings 401(k) plan covering substantially all employees. The Company provides a safe harbor matching contribution equal to 100% of an employees’ salary deferral amounts up to 4% of the employees’ eligible compensation. Employees are immediately vested in their voluntary contributions and in any Company safe harbor matching contributions. Any discretionary contribution made by the Company is fully vested after three years of credited service. Employer contributions charged to expense for 2025 and 2024 were $0.7 million and $0.6 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.1 million and $0.2 million for 2025 and 2024, respectively.

Additional life insurance is provided to certain officers through bank-owned life insurance (“BOLI”) policies. By way of a separate split-dollar agreement, each policy’s interests are divided between the Company and the insured’s beneficiary. The Company owns the policy’s cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. In September 2025, an additional $0.8 million in BOLI policies were purchased. The cash surrender value of all life insurance policies totaled $32.2 million and $30.7 million at December 31, 2025 and 2024, respectively.

The Company has a noncontributory employee stock ownership plan (“ESOP”) covering substantially all employees of the Company and its subsidiaries. Voluntary contributions are made by the Company to the plan. Each eligible employee is vested based upon years of service, including prior years of service. The Company’s contributions to the account of each employee become fully vested after three years of service. Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2025 and 2024, were 258,196 and 304,286, respectively.

Dividends on allocated shares in the ESOP are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2025 and 2024, was $0.2 million and $0.0 million, respectively.

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

Option awards are granted with an exercise price equal to the market price of the Company’s common shares at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in 2025 or 2024. There were no stock options outstanding as of December 31, 2025, or 2024, and no compensation expense was charged against income with respect to option awards under the 2017 Plan for the years ended December 31, 2025, or 2024.

As of December 31, 2025, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2017 Plan.

Pursuant to the Long Term Incentive (“LTI”) Plan, the Company awards restricted common shares of the Company under the 2017 Plan to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2025 and 2024, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the LTI Plan was $0.5 million and $0.6 million for 2025 and 2024, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.1 million for 2025 and 2024, respectively.

A summary of restricted stock activity under the Company’s LTI Plan for the year ended December 31, 2025, is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, January 1, 2025	54,311	$17.15
Granted	28,715	22.71
Vested	(33,316)	19.41
Forfeited	(10,072)	18.01
Nonvested, December 31, 2025	39,638	$19.05

As of December 31, 2025, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.89 years.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2025 and 2024:

($ in thousands)	Fair value at December 31, 2025	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$5,203	$-	$5,203	$-
Mortgage-backed securities	159,952	-	159,952	-
State and political subdivisions	9,849	-	9,849	-
Other corporate securities	13,622	-	13,622	-
Interest rate contracts - assets	1,465	-	1,465	-
Interest rate contracts - liabilities	(1,465)	-	(1,465)	-
Forward contracts	(30)	(30)	-	-
IRLCs	15	-	-	15

($ in thousands)	Fair value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$7,389	$-	$7,389	$-
Mortgage-backed securities	169,620	-	169,620	-
State and political subdivisions	9,407	-	9,407	-
Other corporate securities	15,171	-	15,171	-
Interest rate contracts - assets	4,029	-	4,029	-
Interest rate contracts - liabilities	(4,029)	-	(4,029)	-
Forward contracts	69	69	-	-
IRLCs	(21)	-	-	(21)

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the years ended December 31, 2025, and 2024.

	for the Twelve Months Ended December 31,
($ in thousands)	2025	2024
Interest rate lock commitments
Balance at beginning of period	$(21)	$45
Change in fair value	36	(66)
Balance at end of period	$15	$(21)

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-Dependent Individually Evaluated Loans, Net of ACL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for collateral dependency. The estimated fair value of collateral-dependent loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral from a list of preapproved appraisers, which are reviewed for accuracy and consistency by the Company. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at December 31, 2025 and 2024.

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

The following tables presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2025 and 2024:

($ in thousands)	Fair value at December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$955	$-	$-	$955
Mortgage servicing rights	5,813	-	-	5,813

($ in thousands)	Fair value at December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent Individually evaluated loans	$1,167	$-	$-	$1,167
Mortgage servicing rights	1,814	-	-	1,814

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2025 and 2024:

($ in thousands)	Fair value at December 31, 2025	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent individually evaluated loans	$955	Market comparable properties	Comparability adjustments (%)	1 - 19% (12%)
Mortgage servicing rights	5,813	Discounted cash flow	Discount rate	10.38%
			Constant prepayment rate	7.34%
			P&I earnings credit	3.73%
			T&I earnings credit	3.93%
			Inflation for cost of servicing	3.50%

IRLCs	15	Discounted cash flow	Loan closing rates	43% - 99%

($ in thousands)	Fair value at December 31, 2024	Valuation technique	Unobservable inputs	Range (weighted- average)

Collateral-dependent individually evaluated loans	$1,167	Market comparable properties	Comparability adjustments (%)	24 - 404% (84%)
Mortgage servicing rights	1,814	Discounted cash flow	Discount rate	11.13%
			Constant prepayment rate	7.30%
			P&I earnings credit	4.44%
			T&I earnings credit	4.49%
			Inflation for cost of servicing	3.50%

IRLCs	(21)	Discounted cash flow	Loan closing rates	64% - 99%

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

Deposits, Repurchase Agreements and FHLB Advances

Deposits include demand deposits, savings accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate the Company could pay on similar instruments with similar terms and maturities at December 31, 2025 and 2024.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2025 and 2024 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2025	Amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$71,543	$71,543	$71,543	$-	$-
Interest bearing time deposits	1,140	1,140	-	1,140	-
Loans held for sale	1,761	1,779	-	1,779	-
Loans, net of allowance for credit losses	1,164,477	1,127,003	-	-	1,127,003
Federal Reserve and FHLB Bank stock, at cost	5,610	5,610	-	5,610	-
Interest receivable	5,490	5,490	-	5,490	-

Financial liabilities
Deposits	$1,307,244	$1,307,177	$1,033,944	$273,233	$-
Repurchase agreements	9,230	9,230	-	9,230	-
FHLB advances	35,000	35,121	-	35,121	-
Trust preferred securities	10,310	8,644	-	8,644	-
Subordinated debt, net of issuance costs	19,739	19,051	-	19,051	-
Interest payable	2,460	2,460	-	2,460	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2024	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$25,928	$25,928	$25,928	$-	$-
Interest bearing time deposits	1,565	1,565	-	1,565	-
Loans held for sale	6,770	6,861	-	6,861	-
Loans, net of allowance for credit losses	1,031,639	1,033,064	-	-	1,033,064
Federal Reserve and FHLB Bank stock, at cost	5,223	5,223	-	5,223	-
Interest receivable	4,908	4,908	-	4,908	-

Financial liabilities
Deposits	$1,152,605	$1,155,747	$893,388	$262,359	$-
Repurchase agreements	10,585	10,585	-	10,585	-
FHLB advances	35,000	34,782	-	34,782	-
Trust preferred securities	10,310	9,495	-	9,495	-
Subordinated debt, net of issuance costs	19,690	19,155	-	19,155	-
Interest payable	2,351	2,351	-	2,351	-

Note 20: Business Combinations

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

The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. In accordance with ASC 805, the Company expensed approximately $0.7 million of direct acquisition costs during the twelve months ended December 31, 2025. The $0.7 million in merger expense is split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $3.9 million of goodwill and $1.7 million of intangible assets in the first quarter of 2025. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. Loans acquired with deteriorated credit quality (“PCD loans”) since origination were not material. For tax purposes, goodwill is nondeductible but will be evaluated annually for impairment.

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

Pro Forma Financial Information

The results of operations of Marblehead have been included in the Company’s consolidated financial statements since the acquisition date of January 17, 2025. The following schedule includes the pro forma results for December 31, 2025, and 2024, as if the Marblehead acquisition had occurred as of the beginning of the reporting periods presented.

	Twelve Months Ended
Summary of Operations ($ in thousands)	Dec. 2025	Dec. 2024

Net interest income	$48,513	$41,272
Provision for loan losses	1,306	136
Net interest income after provision	$47,207	$41,136

Non interest income	17,111	17,094
Non interest expense	47,258	44,831
Income before income taxes	$17,060	$13,399
Income tax expense*	3,281	2,386

Net income to common shareholders	$13,779	$11,013

Basic earnings per share	$2.16	$1.65
Diluted earnngs per share	$2.16	$1.65

*	Income tax expense for Marblehead calculated using a 21% statutory rate

Note 21: Parent Company Financial Information

Presented below is condensed financial information of the parent company only:

Condensed Balance Sheets

($ in thousands)	2025	2024
Assets
Cash & cash equivalents	$6,873	$1,339
Investment in banking subsidiaries	156,678	147,057
Investment in nonbanking subsidiaries	6,205	6,451
Other assets	2,049	2,846
Total assets	$171,805	$157,693
Liabilities
Trust preferred securities	$10,000	$10,000
Sub debt net of issuance cost	19,739	19,690
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	520	185
Total liabilities	30,569	30,185

Shareholders’ equity	141,236	127,508
Total liabilities and shareholders’ equity	$171,805	$157,693

Condensed Statements of Income

($ in thousands)	2025	2024
Dividends from subsidiaries:
Banking subsidiaries	$20,000	$5,000
Nonbanking subsidiaries	750	-
Total income	20,750	5,000
Expenses
Interest expense	1,419	1,506
Other expense	2,520	1,854
Total expenses	3,939	3,360
Income before income tax	16,811	1,640
Income tax benefit	(790)	(693)
Income before equity in undistributed income of subsidiaries	17,601	2,333
Equity in undistributed income of subsidiaries
Banking subsidiaries	(4,132)	7,960
Nonbanking subsidiaries	505	1,177
Total	(3,627)	9,137
Net income	$13,974	$11,470

Condensed Statements of Comprehensive Income

($ in thousands)	2025	2024

Net income	$13,974	$11,470
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	11,081	(510)
Related tax (expense) benefit	(2,328)	107
Net effect on other comprehensive income (loss)	8,753	(403)
Total comprehensive income	$22,727	$11,067

Condensed Statements of Cash Flows

($ in thousands)	2025	2024
Operating activities
Net income	$13,974	$11,470
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	3,628	(9,245)
Stock compensation expense	536	637
Other assets	1,547	887
Other liabilities	335	(496)
Net cash provided by operating activities	20,020	3,253

Investing activities
Capital contributed to banking subsidiary	(5,000)	-
Return of capital from nonbanking subsidiary	-	108
Net cash provided by (used in) investing activities	(5,000)	108

Financing activities
Dividends on common shares	(3,849)	(3,770)
Repurchase of common shares	(5,686)	(4,768)
Other financing activities	49	48
Net cash used in financing activities	(9,486)	(8,490)

Net change in cash and cash equivalents	5,534	(5,129)
Cash and cash equivalents at beginning of year	1,339	6,468
Cash and cash equivalents at end of year	$6,873	$1,339

Note 22: Quarterly Financial Information (unaudited)

Quarterly Financial Information (unaudited)

Years ended December 31,

($ in thousands, except per share data)

2025	December	September	June	March
Interest income	$19,272	$18,809	$18,467	$17,372
Interest expense	6,560	6,475	6,339	6,093
Net interest income	12,712	12,334	12,128	11,279
Provision for loan losses	198	124	597	387
Noninterest income	3,708	4,244	5,048	4,107
Noninterest expense	11,239	11,498	11,852	12,410
Income tax expense	1,065	910	875	431
Net income	$3,918	$4,046	$3,852	$2,158

Basic earnings per common share	$0.62	$0.64	$0.60	$0.33
Diluted earnings per common share	$0.62	$0.64	$0.60	$0.33
Dividends per share	$0.155	$0.150	$0.150	$0.145

2024	December	September	June	March
Interest income	$16,847	$16,548	$15,654	$15,300
Interest expense	5,950	6,362	5,995	6,120
Net interest income	10,897	10,186	9,659	9,180
Provision for loan losses	(76)	200	-	-
Noninterest income	4,557	4,123	4,386	3,951
Noninterest expense	11,003	11,003	10,671	10,282
Income tax expense	892	752	261	481
Net income	$3,635	$2,354	$3,113	$2,368

Basic earnings per common share	$0.55	$0.35	$0.47	$0.35
Diluted earnings per common share	$0.55	$0.35	$0.47	$0.35
Dividends per share	$0.145	$0.140	$0.140	$0.135

Note 23: Operating Segments

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

The chief operating decision maker (“CODM”) of the Company is the Chief Executive Officer, who along with others in the Company’s executive management, evaluates performance and allocates resources based upon analysis of the Company as one operating segment. The activities of the Company comprise one reportable segment, “Banking.” All the consolidated assets are attributable to the Banking segment. The accounting policies of the Banking segment are the same as those described in Note 1 “Organization and Summary of Significant Accounting Policies.”

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment, determining the allocation of resources, and in establishing management’s compensation. Information reported internally for performance assessment by the chief operating decision maker is identical to that which is shown in the Consolidated Statements of Income. All revenues were derived from banking operations for the years ended December 31, 2025, and 2024, and there was no customer that accounted for more than 10% of the Company’s consolidated revenue.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

As discussed in Note 1 to the consolidated financial statements, the Company’s loan portfolio totaled $1.181 billion as of December 31, 2025, and the associated allowance for credit losses (“ACL”) on loans was $16.114 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools.

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

March 6, 2026

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

With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December, 31, 2025, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a)	None.

(b)	During the quarter ended December 31, 2025, no director or officer (as defined under Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 22, 2026 (the “2026 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2026 Annual Meeting (the “2026 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Information about our Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2026 Proxy Statement under the caption “SECTION 16(a) REPORTS.”

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

Insider Trading Arrangements and Policies

The Company has adopted an Insider Trading Policy that governs the purchase, sale, and/or dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit Committee” in the Company’s 2026 Proxy Statement.

Nominating Committee

The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors are described under the caption “CORPORATE GOVERNANCE – Nominations of Directors” in the Company’s 2026 Proxy Statement. The procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders held on April 17, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information contained in the Company’s 2026 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “EQUITY INCENTIVE PLAN INFORMATION”, “DIRECTOR COMPENSATION”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “PAY VERSUS PERFORMANCE” AND “DIRECTOR COMPENSATION”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2026 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”) was approved by the shareholders of the Company at the 2017 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2025, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Equity compensation plans approved by security holders
($ in thousands, except per share data)		2017 Plan

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	-

b)	Weighted-average exercise price of outstanding options, warrants and rights	$-

c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	291,901

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2026 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2026 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2026 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Consolidated Balance Sheets as of December 31, 2025, and 2024

●	Consolidated Statements of Income for the Years ended December 31, 2025, and 2024

●	Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2025, and 2024

●	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2025, and 2024

●	Consolidated Statements of Cash Flows for Years ended December 31, 2025, and 2024

●	Notes to Consolidated Financial Statements

●	Report of Independent Registered Public Accounting Firm (Forvis Mazars, LLP)

(a)(2)	Financial Statement Schedules

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

None.

Item 16. Form 10-K Summary.

Not Applicable.

Exhibits

Exhibit No.	Description	Location
3.1	Amended Articles of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 31-36785).

3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785).

3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507).

3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507).

3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507).

3.7	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507).

3.8	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 31-36785).

3.9	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.10	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

4.1	Form of 3.65% Fixed-to-Floating Rate Subordinated Note due 2031	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).

Exhibit No.	Description	Location
4.2	Form of Subordinated Note Purchase Agreement by and between the Company and the several Purchasers	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2021 (File No. 0-13507).

4.3	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.4	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.5	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.6	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

4.7	Description of Common Shares of the Company	Incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.3*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.4*	Amended and Restated Employment Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.5*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

Exhibit No.	Description	Location
10.6*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.7*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018, between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.8*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.9*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between The State Bank and Trust Company and Mark A. Klein	Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.10*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between The State Bank and Trust Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.11*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507).

10.12*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507).

10.13*	SB Financial Group 2017 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785).

10.14	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2017 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-36785).

10.15*	The State Bank and Trust Company Non-Qualified Deferred Compensation Plan	Filed herewith.

19	Insider Trading Policy	Filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of Forvis Mazars, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

97	Clawback Policy	Incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-36785).

101	The following materials from SB Financial Group Inc.’s 2025 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in XBRL (extensible business reporting language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) the Consolidated Statements of Income for the years ended December 31, 2025 and 2024; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: March 6, 2026	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Company”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2025, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 6, 2026	Chairman, President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 6, 2026	Executive Vice President and
Anthony V. Cosentino		Chief Financial Officer

/s/ George W. Carter	March 6, 2026	Director
George W. Carter

/s/ Timothy L. Claxton	March 6, 2026	Director
Timothy L. Claxton

/s/ Gaylyn J. Finn	March 6, 2026	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 6, 2026	Director
Richard L. Hardgrove

/s/ Tom R. Helberg	March 6, 2026	Director
Tom R. Helberg

/s/ Mark A. Klein	March 6, 2026	Director
Mark A. Klein

/s/ William G. Martin	March 6, 2026	Director
William G. Martin

/s/ Timothy J. Stolly	March 6, 2026	Director
Timothy J. Stolly

/s/ Sue A. Strausbaugh	March 6, 2026	Director
Sue A. Strausbaugh

Date: March 6, 2026

Officers List

SB Financial Group, Inc.

MARK A. KLEIN	DEBORAH K. GLADDEN	RANDY L. MOYER
Chairman, President and	Vice President	Senior Vice President
Chief Executive Officer	Accountant III	Bowling Green and Toledo
Market Executive
ANTHONY V. COSENTINO	RONDA M. HERKO
Executive Vice President	Vice President	Commercial Banking
Chief Financial Officer	Human Resources Manager
PAUL C. ERWIN
KEETA J. DILLER	CARRIE L. KIMMEL	Senior Vice President
Executive Vice President	Vice President	Commercial Services Officer III
Corporate Secretary	Compliance, CRA & Fair Lending Officer
TIMOTHY P. MOSER
The State Bank and Trust Company	THERESA M. GINEMAN	Senior Vice President
	Assistant Vice President	Ag Lending Manager
Administration	Loan Review Officer
ROBERT D. EGGLETON
MARK A. KLEIN	BRENDA K. HILL	Vice President
Chairman, President and	Assistant Vice President	Commercial Services Officer III
Chief Executive Officer	Contact Center Administrator
ANDREW J. GENTER
ANTHONY V. COSENTINO	DAWN M. HUTCHESON	Vice President
Executive Vice President	Assistant Vice President	Commercial Services Officer III
Chief Financial Officer	Accountant III
KYLE E. KRUPP
KEETA J. DILLER	CODI L. KING	Vice President
Executive Vice President	Assistant Vice President	Commercial Services Officer I
Chief Operations Officer	Risk Management Specialist, BSA Officer
SHAUN N. MACK
ERNESTO GAYTAN	CATHERINE E. PERRY	Vice President
Executive Vice President	Assistant Vice President	Commercial Services Officer II
Chief Technology Innovation Officer	Quality Control Manager
JOHN M. NAGEL
STEVEN A. WALZ	SARAH S. MEKUS	Vice President
Executive Vice President	Officer, Executive Assistant	Commercial Services Officer I
Chief Lending Officer	Corporate Secretary
STEPHANIE L. PARIS
CAROL M. ROBBINS	Regional Executives	Vice President
Senior Vice President		Commercial Services Officer I
Controller	ADAM V. GRAESSLE
	Market President	COLLIN P. SHERBURNE
RONALD E. SPANGLER		Assistant Vice President
Senior Vice President	ANDREW S. FARLEY	Commercial Services Officer I
Director of Loan Quality & Recovery	Senior Vice President
Lima Market Executive
NICHOLE T. WICHMAN
Senior Vice President	STEFAN R. HARTMAN
Chief Marketing Officer	Senior Vice President
Fort Wayne Market Executive
MICHAEL R. DULLE
Vice President	TYSON R. MOSS
Director of Talent Management	Senior Vice President
Fulton/Williams County

Credit Administration	GARY A. SAXMAN	BRIAN E. SMITH
	Vice President	Vice President
AMY M. HOFFMAN	Data Processing Engineer	Encompass Administrator
Senior Vice President
Chief Credit Officer	STEVEN E. STRUBLE	KAREN A. VARNER
	Vice President	Vice President
ERICA R. BARE	IT Leader, Fiserv Platform	Outside Mortgage Sales Loan Originator
Vice President
Senior Credit Analyst	AMANDA D. VOGELSONG	ROBERT W. WARNER
	Vice President	Vice President
ANDREW M. RICKENBERG	Digital Banking Officer	Outside Mortgage Sales Loan Originator
Vice President
Collections and Resource Recovery	JEFF A. EITZMAN	JACQUELON C. WILSON
Administrator	Assistant Vice President	Vice President
	Systems Administrator- Operations	Community Development Mortgage
RONALD J. SWISHER		Loan Originator
Officer	SUSAN A. LONG
Commercial Credit Analyst	Officer	JENNIFER A. BAKER
	Quality Control Analyst - Deposits	Assistant Vice President
TAMMIE L. SANTO		Senior RRE Underwriter
Vice President	Mortgage Lending
Director of Consumer Lending		RYAN C. CULLIN
	STEVEN J. WATSON	Assistant Vice President
Information Technology and	Executive Vice President	Residential Real Estate Sales Manager
Operations	Residential Real Estate Sales	Cincinnati Region
Manager - Columbus, Defiance, Findlay
MELINDA L. CLINE		ANDREA P. DOSECK
Senior Vice President	RICHARD A. SMITH	Assistant Vice President
Director of Lending Operations	Senior Vice President	Outside Mortgage Sales Loan Originator
Residential Real Estate Sales
ASHLEY N. GIBBS	Manager - Indianapolis Region	ADRIANNE FLEEMAN
Vice President		Assistant Vice President
Director of Deposit Operations	DENISE S. DAVENPORT	Senior RRE Underwriter
Vice President
ANN M. FISHPAW	Outside Mortgage Sales Loan Originator	RYAN G. SIBLEY
Assistant Vice President		Assistant Vice President
Deposit Services Manager	KIMBERLY W. DONOVAN	Residential Real Estate Sales Manager
Vice President
MICHELLE R. LEHMAN	Senior RRE Underwriter	TAMARA D. TRENKAMP
Assistant Vice President		Assistant Vice President
Loan Servicing Supervisor	SUSAN A. ERHART	Community Development Mortgage
	Vice President	Loan Originator
MARGARET M. WEHRI	Senior RRE Underwriter
Officer		ZACHARY M. WILLIAMS
Mortgage Servicing Supervisor	PARKER H. EVANS	Assistant Vice President
	Vice President	Community Development Officer
TADD J. BROOKET	Secondary Market Manager	Outside Mortgage Sales Loan Originator
Senior Vice President
Chief Information Security &	ANDREW C. PATTON
Infrastructure Officer	Vice President
Residential Construction Manager
JEREMY M. DOTSON
Vice President	JARED M. PEREZ
Cybersecurity & IT Governance Leader	Vice President
Outside Mortgage Sales Loan Originator

Private Banking	PREETI SABOO	KATIE N. CLEMENTZ
	Assistant Vice President	Vice President
RACHEL R. COPELAND	Banking Center Sales Manager	Trust Operations Services Manager
Vice President
PCG Private Banker	JAMES R. STATES	MARK G. FROELICH
	Assistant Vice President	Vice President
NANCY E. RANKIN	Banking Center Sales Manager	Wealth Management Advisor
Vice President
PCG Private Banker	JENNIFER S. WRIGHT	MAUREEN G. KILLION
	Assistant Vice President	Assistant Vice President
SUSAN F. WEST	Banking Center Sales Manager	Investment Advisor
Vice President
PCG Private Banker	SBA/ Small Business Lending	SBFG Title, LLC

BRIANNE M. FROBOSE	BRANDON S. GERKEN	DAWN E. VAN HORN
Assistant Vice President	Senior Vice President	Senior Vice President
PCG Private Banker	SBA/Small Business	Regional Licensed Title Manager
Lending Manager
JASON S. MAY
Assistant Vice President	Treasury Management
PCG Private Banker
BRANDON E. FELLOWS
Retail Banking	Vice President
Treasury Management Officer II
PATRICIA A. PEPA
Vice President	BROOKE C. FRAZEE
Banking Center Sales Manager	Vice President
Treasury Management Officer
BLAKE A. WILLIAMS
Vice President	SEAN L. LAFONTAINE
Director of Consumer Banking	Vice President
& Sales	Director of Treasury Management

MISTY S. FRITSCH	Wealth Management
Assistant Vice President
Banking Center Sales Manager	DAVID A. BELL
Executive Vice President
EMILY E. MATTHEWS	Retirement Services Manager
Assistant Vice President
Banking Center Sales Manager	JENNIFER L. MASON
Senior Vice President
LORI A. NIESE	Chief Wealth Management Officer
Assistant Vice President
Banking Center Sales Manager II	CLINTON B. BEASLEY
Vice President
TERESA G. POORMAN	Wealth Management Advisor
Assistant Vice President
Retail Services & Sales Coordinator
Bank Security Officer