Form 10-Q
period 2026-03-31
SB FINANCIAL GROUP, INC.
filed 2026-05-07
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,275,117 Outstanding at May 7, 2026	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31,
($ in thousands)	(unaudited)	2025
Assets
Cash and due from banks	$126,293	$71,543
Interest bearing time deposits	1,965	1,140
Available-for-sale securities	183,626	188,626
Loans held for sale	7,203	1,761
Loans, net of unearned income	1,181,135	1,180,591
Allowance for credit losses	(16,388)	(16,114)
Premises and equipment, net	21,295	21,688
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,463	5,610
Foreclosed assets and other assets held for sale, net	974	104
Interest receivable	5,499	5,490
Goodwill	27,158	27,158
Cash value of life insurance	32,401	32,208
Mortgage servicing rights	15,728	15,254
Other assets	12,246	10,308
Total assets	$1,604,598	$1,545,367

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$248,239	$254,063
Interest bearing demand	215,594	202,501
Savings	333,662	296,484
Money market	300,028	280,896
Time deposits	274,300	273,300
Total deposits	1,371,823	1,307,244

Repurchase agreements	9,433	9,230
Federal Home Loan Bank advances	27,500	35,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,751	19,739
Interest payable	2,553	2,460
Other liabilities	19,573	20,148
Total liabilities	1,460,943	1,404,131

Commitments & Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2026 - 0 shares outstanding, 2025 - 0 shares outstanding	-	-
Common stock, no par value; 2026 - 10,500,000 shares authorized, 8,525,375 shares issued; 2025 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,065	15,160
Retained earnings	129,631	126,311
Accumulated other comprehensive loss	(21,861)	(21,481)
Treasury stock, at cost; (2026 - 2,240,560 common shares; 2025 - 2,249,417 common shares)	(40,499)	(40,073)
Total shareholders’ equity	143,655	141,236
Total liabilities and shareholders’ equity	$1,604,598	$1,545,367

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2026	2025
Interest Income
Loans
Taxable	$17,246	$15,244
Tax exempt	99	115
Securities
Taxable	1,029	1,169
Tax exempt	36	38
Other interest income	897	806
Total interest income	19,307	17,372

Interest Expense
Deposits	5,957	5,352
Repurchase agreements & other	14	24
Federal Home Loan Bank advance expense	285	362
Trust preferred securities expense	144	160
Subordinated debt expense	195	195
Total interest expense	6,595	6,093

Net Interest Income	12,712	11,279

Provision for credit losses - loans	300	374
Provision (benefit) for unfunded commitments	(86)	13
Total provision for credit losses	214	387

Net interest income after provision for credit losses	12,498	10,892

Noninterest Income
Wealth management fees	941	864
Customer service fees	910	879
Gain on sale of mortgage loans & OMSR	978	849
Mortgage loan servicing fees, net	851	611
Gain on sale of non-mortgage loans	144	15
Title insurance income	485	397
Gain on sale of assets	8	-
Other income	395	492
Total noninterest income	4,712	4,107

Noninterest Expense
Salaries and employee benefits	6,096	6,237
Net occupancy expense	882	893
Equipment expense	1,244	1,072
Data processing fees	726	1,439
Professional fees	1,016	1,034
Marketing expense	277	165
Telephone and communications	118	139
Postage and delivery expense	187	137
State, local and other taxes	288	224
Employee expense	184	174
Other expense	911	896
Total noninterest expense	11,929	12,410

Income before income tax	5,281	2,589

Provision for income taxes	985	431

Net Income	$4,296	$2,158

Basic earnings per common share	$0.69	$0.33

Diluted earnings per common share	$0.69	$0.33

Average common shares outstanding (in thousands):
Basic:	6,230	6,481
Diluted:	6,243	6,502

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025

Net income	$4,296	$2,158
Other comprehensive income
Available for sale investment securities:
Gross unrealized holding gains (losses) arising in the period	(481)	4,256
Related tax (expense) benefit	101	(894)
Net effect on other comprehensive income	(380)	3,362
Total comprehensive income	$3,916	$5,520

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

		Additional		Accumulated Other
($ in thousands, except per share data)	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2026	$61,319	$15,160	$126,311	$(21,481)	$(40,073)	$141,236
Net income			4,296			4,296
Other comprehensive loss				(380)		(380)
Cash dividends on common, $0.155 per share			(976)			(976)
Restricted stock vesting		(250)			250	-
Repurchased stock (32,365 shares)					(676)	(676)
Stock based compensation expense		155				155
Balance, March 31, 2026	$61,319	$15,065	$129,631	$(21,861)	$(40,499)	$143,655

		Additional		Accumulated Other
($ in thousands, except per share data)	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2025	$61,319	$15,194	$116,186	$(30,234)	$(34,957)	$127,508
Net income			2,158			2,158
Other comprehensive income				3,362		3,362
Cash dividends on common, $0.145 per share			(947)			(947)
Restricted stock vesting		(396)			396	-
Repurchased stock (33,478 shares)					(712)	(712)
Stock based compensation expense		157				157
Balance, March 31, 2025	$61,319	$14,955	$117,397	$(26,872)	$(35,273)	$131,526

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Operating Activities
Net Income	$4,296	$2,158
Items not requiring (providing) cash
Depreciation and amortization	582	544
Provision for credit losses	214	387
Expense of share-based compensation plan	155	157
Amortization of premiums and discounts on securities	104	106
Amortization of intangible assets	60	101
Amortization of originated mortgage servicing rights	529	293
Recovery of mortgage servicing rights	(452)	(10)
Proceeds from sale of loans held for sale	54,662	39,279
Originations of loans held for sale	(59,533)	(36,311)
Gain from sale of loans	(1,122)	(864)
Gain on sale of assets	(8)	-
Changes in
Interest receivable	(9)	(164)
Other assets	(2,290)	2,173
Interest payable & other liabilities	(184)	(1,146)
Net cash provided by (used in) operating activities	(2,996)	6,703

Investing Activities
Purchases of available-for-sale securities	-	(100)
Purchases of interest bearing time deposits	(1,715)	-
Proceeds from maturities of interest bearing time deposits	890	-
Proceeds from maturities of available-for-sale securities	4,415	6,117
Proceeds from sales of available-for-sale securities	-	30,123
Net change in loans	(1,440)	(23,030)
Purchase of premises, equipment	(229)	(923)
Proceeds from sales of premises, equipment	48	-
Proceeds from sale of Federal Home Loan Bank Stock	147	-
Acquisition, net of cash acquired (paid)	-	(3,014)
Net cash provided by investing activities	2,116	9,173

Financing Activities
Net increase in demand deposits, money
market, interest checking & savings accounts	65,579	45,468
Net (decrease) increase in time deposits	(1,000)	20,059
Net increase in securities sold under agreements to repurchase	203	473
Repayment of Federal Home Loan Bank advances	(7,500)	(1,000)
Stock repurchase plan	(676)	(712)
Cash dividends on common shares	(976)	(947)
Net cash provided by financing activities	55,630	63,341
Increase in cash and cash equivalents	54,750	79,217
Cash and cash equivalents, beginning of period	71,543	25,928
Cash and cash equivalents, end of period	$126,293	$105,145
Supplemental cash flow information
Interest paid	$6,502	$6,257
Transfer of loans to foreclosed assets	$870	$73
In conjunction with the Marblehead acquisition, liabilities assumed were:
Fair value of assets acquired	$-	$59,161
Cash paid in acquisition	-	(5,009)
Liabilities assumed	$-	$54,152

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (“SBFG”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, including The State Bank and Trust Company (“State Bank”), SBFG Title, LLC (“SBFG Title”), and SB Captive, Inc. (“SB Captive”). State Bank owns all of the outstanding stock of State Bank Insurance, LLC (“SBI”).

The condensed consolidated financial statements include the accounts of SBFG, State Bank, SBFG Title, SB Captive and SBI (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2026, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2025, has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the condensed consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Accounting Standards not yet adopted:

ASU No. 2024-03: Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires tabular disclosure of certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, with retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding during the periods presented. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the table below. There were no anti-dilutive shares in 2026 or 2025. Participating securities in the table reflect nonvested restricted shares that participate in dividends declared and paid by the Company on its common shares prior to vesting of the restricted shares.

	Three Months Ended Mar. 31,
($ and outstanding shares in thousands - except per share data)	2026	2025

Distributed earnings allocated to common shares	$976	$947
Undistributed earnings allocated to common shares	3,310	1,204

Net earnings allocated to common shares	4,286	2,151
Net earnings allocated to participating securities	10	7

Net Income allocated to common shares and participating securities	$4,296	$2,158

Weighted average shares outstanding for basic earnings per share	6,230	6,481
Dilutive effect of stock compensation	13	21

Weighted average shares outstanding for diluted earnings per share	6,243	6,502

Basic earnings per common share	$0.69	$0.33

Diluted earnings per common share	$0.69	$0.33

Note 3 – BUSINESS COMBINATIONS

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

Note 4 – AVAILABLE-FOR-SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2026, and December 31, 2025, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
March 31, 2026
U.S. Treasury and Government agencies	$5,290	$2	$(466)	$4,826
Mortgage-backed securities	180,479	4	(25,018)	155,465
State and political subdivisions	10,829	5	(1,149)	9,685
Other corporate securities	14,700	-	(1,050)	13,650

Totals	$211,298	$11	$(27,683)	$183,626

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2025
U.S. Treasury and Government agencies	$5,687	$3	$(487)	$5,203
Mortgage-backed securities	184,588	5	(24,641)	159,952
State and political subdivisions	10,842	8	(1,001)	9,849
Other corporate securities	14,700	-	(1,078)	13,622

Totals	$215,817	$16	$(27,207)	$188,626

The amortized cost and fair value of securities available-for-sale at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$443	$441
Due after one year through five years	3,508	3,345
Due after five years through ten years	20,000	18,522
Due after ten years	6,868	5,853
	30,819	28,161
Mortgage-backed securities	180,479	155,465

Totals	$211,298	$183,626

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $156.9 million at March 31, 2026, and $115.1 million at December 31, 2025. The fair value of securities delivered for repurchase agreements was $17.9 million at March 31, 2026, and $26.0 million at December 31, 2025.

There were no realized gains or losses from sales of available-for-sale securities for the three months ended March 31, 2026, and March 31, 2025.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $182.4 million at March 31, 2026, and $187.0 million at December 31, 2025, which consisted of 127 securities, or approximately 91 percent, and 125 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026, and at December 31, 2025, are as follows:

($ in thousands)		Less than 12 Months		12 Months or Longer		Total
March 31, 2026	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	5	$-	$-	$4,724	$(466)	$4,724	$(466)
Mortgage-backed securities	90	7	-	155,238	(25,018)	155,245	(25,018)
State and political subdivisions	19	1,887	(21)	6,899	(1,128)	8,786	(1,149)
Other corporate securities	13	-	-	13,650	(1,050)	13,650	(1,050)

Totals	127	$1,894	$(21)	$180,511	$(27,662)	$182,405	$(27,683)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	5	$-	$-	$5,100	$(487)	$5,100	$(487)
Mortgage-backed securities	89	-	-	159,690	(24,641)	159,690	(24,641)
State and political subdivisions	18	-	-	8,634	(1,001)	8,634	(1,001)
Other corporate securities	13	-	-	13,622	(1,078)	13,622	(1,078)

Totals	125	$-	$-	$187,046	$(27,207)	$187,046	$(27,207)

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Management reviews these securities on a quarterly basis and evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, management determines whether the decline in fair value resulted from a credit loss or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, a provision is recorded to the allowance for credit losses (the “ACL”).

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At March 31, 2026, and December 31, 2025, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $0.6 million at March 31, 2026, and $0.6 million at December 31, 2025. Should the decline in fair value be the result of credit losses or other factors, the security would be moved to nonaccrual status and all accrued interest reversed.

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

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	2026	2025

Commercial & industrial	$112,226	$113,878
Commercial real estate - owner occupied	155,500	161,086
Commercial real estate - nonowner occupied	446,056	435,897
Agricultural	78,569	76,514
Residential real estate	299,741	304,741
Home equity line of credit (HELOC)	69,457	69,173
Consumer	19,586	19,302
Total loans	1,181,135	1,180,591
Allowance for credit losses	(16,388)	(16,114)

Loans, net	$1,164,747	$1,164,477

The totals shown above are net of accretable discounts on acquired loans and deferred loan fees and costs, which totaled $0.35 million in net fees at March 31, 2026, and $0.55 million at December 31, 2025.

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

Residential Real Estate, HELOC and Consumer

Residential and consumer loans consist of two segments – residential mortgage loans and personal loans. Residential mortgage loans are secured by 1-4 family residences and are generally owner-occupied, and the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity lines of credit (“HELOCs”) are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that these loans are of smaller individual amounts and spread over a large number of borrowers.

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

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in economic conditions, such as changes in unemployment rates, property values, or other relevant factors.

Accrued interest receivable related to loans totaled $3.7 million both at March 31, 2026, and at December 31, 2025, and is excluded from the estimate of credit losses.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

●	Commercial & Industrial - Commercial & industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial & industrial loans and lease financing agreements is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

●	Commercial Real Estate - Owner Occupied - Owner occupied commercial real estate loans consist of loans to purchase, construct, or refinance owner occupied nonresidential properties. This includes office buildings and other commercial facilities. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Commercial Real Estate – Nonowner Occupied - Nonowner occupied commercial real estate loans consist of loans to purchase, construct, or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as multifamily properties. The primary risk associated with nonowner occupied commercial real estate loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation as the commercial real estate collateral may be more adversely affected by conditions in the real estate markets or in the general economy.

●	Agricultural - Agricultural loans consist of loans or lines of credit to finance farmland, equipment, and general business needs or other assets. The primary risk associated with agricultural loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

●	Residential Real Estate – Residential real estate mortgage loans consist of loans to purchase, construct, or refinance the borrower’s primary dwelling, second residence or vacation home and are secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home Equity Loans- Home equity loans consist of HELOCs and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior liens as a substantial decline in value could render the junior lien position effectively unsecured.

●	Consumer - Consumer loans consist of loans to finance unsecured home improvements, personal assets, such as automobiles or recreational vehicles, and revolving lines of credit that can be secured or unsecured. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

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

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through March 31, 2026, contained within the model was supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a sound calculation.

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

The Company is also required to consider expected credit losses associated with loan commitments over the contractual period in which it is exposed to credit risk on the underlying commitments. Any allowance for off-balance sheet credit exposures is reported in Other liabilities on the Company’s condensed consolidated balance sheet and is increased or decreased through a provision for credit loss expense on the Company’s condensed consolidated statement of income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The allowance is calculated using the same methodology, inputs and assumptions as the funded portion of loans at the segment level applied to the amount of commitments expected to be funded.

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

The following tables summarize the activity related to the ACL for the three months ended March 31, 2026, and March 31, 2025, and for the twelve months ended December 31, 2025.

($ in thousands) For the three months ended March 31, 2026	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,821	$-	$-	$-	$(15)	$1,806
Commercial real estate - owner occupied	2,233	-	-	-	180	2,413
Commercial real estate - nonowner occupied	6,846	-	-	-	(449)	6,397
Agricultural	308	-	-	-	46	354
Residential real estate	3,931	-	-	-	349	4,280
HELOC	673	-	-	-	68	741
Consumer	302	-	(33)	7	121	397
Total	$16,114	$-	$(33)	$7	$300	$16,388

($ in thousands) For the three months ended March 31, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,666	$5	$(61)	$-	$(171)	$2,439
Commercial real estate - owner occupied	1,806	-	-	-	58	1,864
Commercial real estate - nonowner occupied	5,721	-	-	-	333	6,054
Agricultural	884	-	-	-	(22)	862
Residential real estate	3,330	-	-	-	128	3,458
HELOC	520	-	(4)	-	23	539
Consumer	169	-	(21)	2	25	175
Total	$15,096	$5	$(86)	$2	$374	$15,391

($ in thousands) For the twelve months ended December 31, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,666	$5	$(177)	$-	$(673)	$1,821
Commercial real estate - owner occupied	1,806	-	-	-	427	2,233
Commercial real estate - nonowner occupied	5,721	-	-	2	1,123	6,846
Agricultural	884	-	-	-	(576)	308
Residential real estate	3,330	-	(17)	1	617	3,931
HELOC	520	-	(4)	3	154	673
Consumer	169	-	(81)	12	202	302
Total	$15,096	$5	$(279)	$18	$1,274	$16,114

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

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2026, and December 31, 2025.

($ in thousands)	Collateral Type			Allocated
March 31, 2026	Real Estate	Other	Total	Allowance

Commercial & industrial	$495	$648	$1,143	$62
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	239	-	239	-
Residential real estate	553	-	553	12
Total	$1,716	$648	$2,364	$87

($ in thousands)	Collateral Type			Allocated
December 31, 2025	Real Estate	Other	Total	Allowance

Commercial & industrial	$1,367	$673	$2,040	$67
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	342	-	342	-
Residential real estate	561	-	561	17
Total	$2,699	$673	$3,372	$97

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of March 31, 2026.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$5,308	$16,648	$18,025	$6,769	$8,623	$22,064	$32,082	$697	$110,216
Special Mention (5)	-	24	-	-	-	111	-	516	651
Substandard (6)	-	-	-	285	152	126	99	62	724
Doubtful (7)	-	-	123	153	-	255	-	104	635
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$5,308	$16,672	$18,148	$7,207	$8,775	$22,556	$32,181	$1,379	$112,226
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Pass (1 - 4)	$7,149	$51,814	$12,973	$19,500	$14,428	$48,131	$850	$226	$155,071
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	429	-	-	429
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$7,149	$51,814	$12,973	$19,500	$14,428	$48,560	$850	$226	$155,500
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$35,103	$93,675	$97,202	$32,770	$48,104	$128,974	$9,023	$966	$445,817
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	137	102	-	-	239
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$35,103	$93,675	$97,202	$32,770	$48,241	$129,076	$9,023	$966	$446,056
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$4,778	$18,638	$4,492	$6,020	$12,373	$16,266	$15,990	$12	$78,569
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$4,778	$18,638	$4,492	$6,020	$12,373	$16,266	$15,990	$12	$78,569
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$3,550	$27,914	$22,563	$33,313	$90,271	$120,582	$1	$-	$298,194
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	249	181	1,117	-	-	1,547
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,550	$27,914	$22,563	$33,562	$90,452	$121,699	$1	$-	$299,741
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$599	$60	$258	$386	$802	$60,830	$6,291	$69,226
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	16	79	136	231
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$599	$60	$258	$386	$818	$60,909	$6,427	$69,457
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$1,992	$6,444	$945	$999	$1,403	$999	$6,802	$-	$19,584
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	1	1	-	-	-	2
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$1,992	$6,444	$945	$1,000	$1,404	$999	$6,802	$-	$19,586
Current period gross chargeoffs	$-	$-	$5	$1	$-	$-	$27	$-	$33

Total Loans
Pass (1 - 4)	$57,880	$215,732	$156,260	$99,629	$175,588	$337,818	$125,578	$8,192	$1,176,677
Special Mention (5)	-	24	-	-	-	111	-	516	651
Substandard (6)	-	-	-	535	471	1,790	178	198	3,172
Doubtful (7)	-	-	123	153	-	255	-	104	635
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$57,880	$215,756	$156,383	$100,317	$176,059	$339,974	$125,756	$9,010	$1,181,135
Current period gross chargeoffs	$-	$-	$5	$1	$-	$-	$27	$-	$33

The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of December 31, 2025.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$17,280	$18,882	$7,189	$9,298	$8,971	$14,998	$33,505	$561	$110,684
Special Mention (5)	-	30	-	-	231	116	25	517	919
Substandard (6)	-	-	310	153	-	155	99	62	779
Doubtful (7)	-	121	153	433	204	481	-	104	1,496
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$17,280	$19,033	$7,652	$9,884	$9,406	$15,750	$33,629	$1,244	$113,878
Current period gross chargeoffs	$-	$116	$-	$-	$-	$33	$28	$-	$177

Commercial real estate - owner occupied
Pass (1 - 4)	$50,318	$21,967	$21,273	$14,931	$19,387	$31,347	$1,204	$228	$160,655
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	431	-	-	431
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$50,318	$21,967	$21,273	$14,931	$19,387	$31,778	$1,204	$228	$161,086
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$107,361	$96,667	$39,358	$48,962	$35,737	$98,539	$8,058	$969	$435,651
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	141	-	105	-	-	246
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$107,361	$96,667	$39,358	$49,103	$35,737	$98,644	$8,058	$969	$435,897
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$19,218	$4,810	$6,313	$12,609	$9,812	$7,772	$15,968	$12	$76,514
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$19,218	$4,810	$6,313	$12,609	$9,812	$7,772	$15,968	$12	$76,514
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$28,287	$23,003	$36,413	$92,889	$68,439	$54,268	$1	$-	$303,300
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	257	96	236	852	-	-	1,441
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$28,287	$23,003	$36,670	$92,985	$68,675	$55,120	$1	$-	$304,741
Current period gross chargeoffs	$-	$-	$-	$-	$-	$17	$-	$-	$17

Home equity line of credit (HELOC)
Pass (1 - 4)	$605	$62	$260	$391	$295	$497	$60,294	$6,560	$68,964
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	35	81	93	209
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$605	$62	$260	$391	$295	$532	$60,375	$6,653	$69,173
Current period gross chargeoffs	$-	$-	$-	$-	$-	$4	$-	$-	$4

Consumer
Pass (1 - 4)	$6,935	$1,082	$1,249	$1,670	$645	$467	$7,239	$-	$19,287
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	6	-	9	-	-	-	-	15
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$6,935	$1,088	$1,249	$1,679	$645	$467	$7,239	$-	$19,302
Current period gross chargeoffs	$-	$2	$4	$-	$-	$-	$75	$-	$81

Total Loans
Pass (1 - 4)	$230,004	$166,473	$112,055	$180,750	$143,286	$207,888	$126,269	$8,330	$1,175,055
Special Mention (5)	-	30	-	-	231	116	25	517	919
Substandard (6)	-	6	567	399	236	1,578	180	155	3,121
Doubtful (7)	-	121	153	433	204	481	-	104	1,496
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$230,004	$166,630	$112,775	$181,582	$143,957	$210,063	$126,474	$9,106	$1,180,591
Current period gross chargeoffs	$-	$118	$4	$-	$-	$54	$103	$-	$279

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2026, and December 31, 2025.

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
March 31, 2026	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$-	$-	$1,136	$1,136	$111,090	$112,226
Commercial real estate - owner occupied	-	-	429	429	155,071	155,500
Commercial real estate - nonowner occupied	-	136	198	334	445,722	446,056
Agricultural	-	-	-	-	78,569	78,569
Residential real estate	85	-	642	727	299,014	299,741
HELOC	143	46	134	323	69,134	69,457
Consumer	238	92	-	330	19,256	19,586
Total Loans	$466	$274	$2,539	$3,279	$1,177,856	$1,181,135

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2025	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$394	$-	$2,009	$2,403	$111,475	$113,878
Commercial real estate - owner occupied	51	-	429	480	160,606	161,086
Commercial real estate - nonowner occupied	39	141	201	381	435,516	435,897
Agricultural	-	-	-	-	76,514	76,514
Residential real estate	51	1,086	629	1,766	302,975	304,741
HELOC	338	74	88	500	68,673	69,173
Consumer	214	110	10	334	18,968	19,302
Total Loans	$1,087	$1,411	$3,366	$5,864	$1,174,727	$1,180,591

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received. It is at the discretion of management to determine when a loan is placed back on accrual status once a borrower establishes a history of six consecutive timely principal and interest payments. The categories of nonaccrual loans as of March 31, 2026, and December 31, 2025, are presented in the following tables.

	March 31, 2026
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$1,080	$279	$1,359
Commercial real estate - owner occupied	-	429	429
Commercial real estate - nonowner occupied	239		239
Agricultural	-	-	-
Residential real estate	455	984	1,439
Home equity line of credit (HELOC)		231	231
Consumer	-	2	2
Total loans	$1,774	$1,925	$3,699

	December 31, 2025
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$2,074	$182	$2,256
Commercial real estate - owner occupied	-	429	429
Commercial real estate - nonowner occupied	342	-	342
Agricultural	-	-	-
Residential real estate	1,227	103	1,330
Home equity line of credit (HELOC)	210	-	210
Consumer	12	-	12
Total loans	$3,865	$714	$4,579

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this note. For the three months ended March 31, 2026, and March 31, 2025, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of March 31, 2026, and March 31, 2025. The Company monitors loan payments on an ongoing basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the three months ended March 31, 2026, and March 31, 2025, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Foreclosures

At March 31, 2026, the Company had $0.4 million in residential real estate loans in the process of foreclosure compared to $0.3 million at December 31, 2025.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when the extension of credit is not unconditionally cancellable (i.e. the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The allowance for credit losses for unfunded loan commitments of $1.3 million at March 31, 2026, is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the three months ended March 31, 2026, and March 31, 2025.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Balance, beginning of period	$1,372	$1,340
Adjustment for acquired loans	-	3
Provision (benefit) for unfunded commitments	(86)	10
Balance, end of period	$1,286	$1,353

NOTE 6 – GOODWILL

	Three Months Ended March 31,
($ in thousands)	2026	2025
Beginning balance	$27,158	$23,239
Acquired goodwill	-	3,919
Ending balance	$27,158	$27,158

Goodwill is not amortized, but is evaluated for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. As of March 31, 2026, and December 31, 2025, the carrying amount of goodwill was $27.2. The acquisition of Marblehead on January 17, 2025, resulted in the acquisition of approximately $3.9 million in goodwill.

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

Goodwill was assessed for impairment using a qualitative test performed as of March 31, 2026. The estimated fair value of the reporting unit was less than the net carrying value; however, Management believes the cumulative impact of certain factors, including; assets, loan and deposit growth, revenue expansion, and stable asset quality, are sufficient to overcome the Company’s market value being slightly below its carrying value at March 31, 2026, and therefore no goodwill impairment existed as of that date. No events or circumstances since March 31, 2026, were noted that would indicate it was more likely than not a goodwill impairment exists.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.48 billion at March 31, 2026, and December 31, 2025. Contractually specified servicing fees of $0.9 million and $0.9 million were included in mortgage loan servicing fees in the condensed consolidated income statement for the three months ended March 31, 2026, and 2025, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended March 31,
	2026	2025
($ in thousands)
Carrying amount, beginning of year	$15,254	$14,868
Mortgage servicing rights capitalized during the year	551	380
Mortgage servicing rights amortization during the year	(529)	(293)
Net change in valuation allowance	452	10
Carrying amount, end of year	$15,728	$14,965

Valuation allowance:
Beginning of year	$475	$186
Increase (reduction)	(452)	(10)

End of year	$23	$176

Fair value, beginning of period	$17,964	$17,782
Fair value, end of period	$19,239	$18,212

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

Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third-party investors and enters into Interest Rate Lock Commitments (“IRLCs”) with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts that are entered into, economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income on the condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and included in Other assets in the condensed consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and included in Other liabilities in the condensed consolidated balance sheets.

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of March 31, 2026, and December 31, 2025.

	March 31, 2026		December 31, 2025
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$126,326	$1,781	$118,701	$1,465
IRLCs	-	-	10,701	15
Forward contracts	21,000	148	-	-
Total contracts	$147,326	$1,929	$129,402	$1,480

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$126,326	$(1,781)	$118,701	$(1,465)
IRLCs	17,082	(90)	-	-
Forward contracts	-	-	11,000	(30)
Total contracts	$143,408	$(1,871)	$129,701	$(1,495)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC or forward contract and the balance sheet date.

The following table presents the amounts included in the condensed consolidated statements of income for non-hedging derivative financial instruments for the three months ended March 31, 2026, and 2025.

		Three Months Ended March 31,
($ in thousands)	Statement of income classification	2026	2025
Interest rate swap contracts	Other income	$120	$107
IRLCs	Gain on sale of mortgage loans & OMSR	(105)	18
Forward contracts	Gain on sale of mortgage loans & OMSR	178	(44)

The following table shows the offsetting of financial assets and derivative assets at March 31, 2026, and at December 31, 2025.

	Gross amounts of	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2026
Interest rate swaps	$2,543	$762	$1,781	$-	$1,850	$(69)

December 31, 2025
Interest rate swaps	$2,525	$1,060	$1,465	$-	$1,220	$245

The following table shows the offsetting of financial liabilities and derivative liabilities at March 31, 2026, and at December 31, 2025.

	Gross amounts	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	of recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
March 31, 2026
Interest rate swaps	$2,543	$762	$1,781	$-	$-	$1,781

December 31, 2025
Interest rate swaps	$2,525	$1,060	$1,465	$-	$-	$1,465

NOTE 9 – DEPOSITS

Major classification of deposits at March 31, 2026, and at December 31, 2025, were as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Non interest bearing demand	$248,239	$254,063
Interest bearing demand	215,594	202,501
Savings	333,662	296,484
Money market	300,028	280,896
Time deposits $250,000 or less	217,259	219,939
Time deposits greater than $250,000	57,041	53,361
Total Deposits	$1,371,823	$1,307,244

Included in time deposits at March 31, 2026, and at December 31, 2025, were $41.6 million and $49.9 million, respectively, of reciprocal deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	March 31, 2026	December 31, 2025
Securities sold under repurchase agreements	$9,433	$9,230

The Company has retail repurchase (“REPO”) agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2028 through 2051. As of March 31, 2026, these REPO agreements were secured by securities with a fair value totaling $17.9 million. The maximum amount of outstanding agreements at any month end during the periods ending March 31, 2026, and December 31, 2025, was $10.8 million and $16.7 million, respectively. The monthly average of such agreements totaled $10.0 million and $12.0 million, as of March 31, 2026, and December 31, 2025, respectively. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. At both March 31, 2026, and December 31, 2025, there were no borrowings drawn or securities pledged at the Discount Window.

At both March 31, 2026, and December 31, 2025, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 11 – FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Company’s FHLB advances were secured by $343.0 million in mortgage loans at March 31, 2026. Advances consisted of fixed interest rates from 3.75 to 4.45 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at March 31, 2026, were:

($ in thousands)	Debt
2026	$5,000
2027	5,000
2028	17,500
Total	$27,500

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Group Benchmark Administration (“CME”) Term Secured Overnight Financing Rate (“SOFR”) as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the condensed consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of both March 31, 2026, and December 31, 2025, was $10.3 million, with a maturity date of September 15, 2035.

NOTE 13 – SUBORDINATED DEBT

On May 27, 2021, the Company entered into Subordinated Note Purchase Agreements with qualified institutional buyers and accredited investors pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 3.65% Fixed to Floating Rate Subordinated Notes due in 2031 (the “Notes”). The Notes were sold by the Company in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.

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

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis, recognized in the accompanying condensed consolidated balance sheets, as well as the general classifications of such assets pursuant to the valuation hierarchy.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2026, and at December 31, 2025.

($ in thousands)	Fair value at March 31, 2026	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$4,826	$-	$4,826	$-
Mortgage-backed securities	155,465	-	155,465	-
State and political subdivisions	9,685	-	9,685	-
Other corporate securities	13,650	-	13,650	-
Interest rate contracts - assets	1,781	-	1,781	-
Interest rate contracts - liabilities	(1,781)	-	(1,781)	-
Forward contracts	148	148	-	-
IRLCs	(90)	-	-	(90)

($ in thousands)	Fair value at December 31, 2025	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$5,203	$-	$5,203	$-
Mortgage-backed securities	159,952	-	159,952	-
State and political subdivisions	9,849	-	9,849	-
Other corporate securities	13,622	-	13,622	-
Interest rate contracts - assets	1,465	-	1,465	-
Interest rate contracts - liabilities	(1,465)	-	(1,465)	-
Forward contracts	(30)	(30)	-	-
IRLCs	15	-	-	15

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2026, and 2025.

	for the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest rate lock commitments
Balance at beginning of period	$15	$(21)
Change in fair value	(105)	18
Balance at end of period	$(90)	$(3)

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at March 31, 2026, and at December 31, 2025.

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

($ in thousands)	Fair value at March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$393	$-	$-	$393

($ in thousands)	Fair value at December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent
Individually evaluated loans	$955	$-	$-	$955
Mortgage servicing rights	5,813	-	-	5,813

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at March 31,	Valuation		Range (weighted-
($ in thousands)	2026	technique	Unobservable inputs	average)

Mortgage servicing rights	$ 393	Discounted cash flow	Discount rate	10.63%
			Constant prepayment rate	5.61%
			P&I earnings credit	3.65%
			T&I earnings credit	3.70%
			Inflation for cost of servicing	2.50%

IRLCs	(90)	Discounted cash flow	Loan closing rates	41% - 99%

	Fair value at December 31,	Valuation	Unobservable	Range (weighted-
($ in thousands)	2025	technique	inputs	average)

Collateral-dependent individually evaluated loans	$955	Market comparable properties	Comparability adjustments (%)	1 - 19% (12%)

Mortgage servicing rights	5,813	Discounted cash flow	Discount rate	10.38%
			Constant prepayment rate	7.34%
			P&I earnings credit	3.73%
			T&I earnings credit	3.93%
			Inflation for cost of servicing	3.50%

IRLCs	15	Discounted cash flow	Loan closing rates	43% - 99%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2026, as compared to December 31, 2025.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2026, and at December 31, 2025.

Loan Commitments

The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2026, and at December 31, 2025, and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
March 31, 2026	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$126,293	$126,293	$126,293	$-	$-
Interest bearing time deposits	1,965	1,965	-	1,965	-
Loans held for sale	7,203	7,203	-	7,203	-
Loans, net of allowance for credit losses	1,164,747	1,130,585	-	-	1,130,585
Federal Reserve and FHLB Bank stock, at cost	5,463	5,463	-	5,463	-
Interest receivable	5,499	5,499	-	5,499	-

Financial liabilities
Deposits	$1,371,823	$1,371,484	$1,097,523	$273,961	$-
Repurchase agreements	9,433	9,433	-	9,433	-
FHLB advances	27,500	27,524	-	27,524	-
Trust preferred securities	10,310	8,531	-	8,531	-
Subordinated debt, net of issuance costs	19,751	19,057	-	19,057	-
Interest payable	2,553	2,553	-	2,553	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2025	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$71,543	$71,543	$71,543	$-	$-
Interest bearing time deposits	1,140	1,140	-	1,140	-
Loans held for sale	1,761	1,779	-	1,779	-
Loans, net of allowance for credit losses	1,164,477	1,127,003	-	-	1,127,003
Federal Reserve and FHLB Bank stock, at cost	5,610	5,610	-	5,610	-
Interest receivable	5,490	5,490	-	5,490	-

Financial liabilities
Deposits	$1,307,244	$1,307,177	$1,033,944	$273,233	$-
Repurchase agreements	9,230	9,230	-	9,230	-
FHLB advances	35,000	35,121	-	35,121	-
Trust preferred securities	10,310	8,644	-	8,644	-
Subordinated debt, net of issuance costs	19,739	19,051	-	19,051	-
Interest payable	2,460	2,460	-	2,460	-

NOTE 15 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and non-employee directors and advisory board members of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 248,821 shares had been granted under the plan as of March 31, 2026.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of March 31, 2026, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first three months of 2026.

On February 5, 2013, the Company adopted a Long Term Incentive Plan (the “LTI Plan”), which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three months ended March 31, 2026 and March 31, 2025 was $0.2 million.

As of March 31, 2026, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the three months ended March 31, 2026.

	Shares	Weighted-Average Value per Share

Nonvested, January 1, 2026	39,638	$19.05
Granted	41,222	22.14
Vested	(14,471)	18.62
Forfeited	(500)	16.64

Nonvested, March 31, 2026	65,889	$21.10

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

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, noninterest income, noninterest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cashflows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment, determining the allocation of resources, and in establishing management’s compensation. Information reported internally for performance assessment by the CODM is identical to that which is shown in the consolidated statements of income. All revenues were derived from banking operations for the three months ended March 31, 2026, and March 31, 2025, and there was no customer that accounted for more than 10% of the Company’s consolidated revenue.

NOTE 17 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at March 31, 2026, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements, which are not historical fact, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are provided to assist in the understanding of anticipated future financial performance, provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, U.S. government shutdowns, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, slowing gross domestic product, energy price volatility, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other change in trade regulation, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us;

●	recent and future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole, any of which could adversely affect the Company’s business, earnings and financial condition;

●	instability in global economic conditions and geopolitical matters (including the ongoing military conflicts in Ukraine and the Middle East), and volatility in financial markets, which could have a material adverse effect on our results of operations and financial condition;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to inflationary pressures and/or other economic and financial market conditions;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclosure or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;

●	changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	changes in accounting standards, policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to adapt to or comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to the Company’s environmental, social and governance (ESG) practices, which could affect our reputation and business and operating results;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry;

●	an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern;

●	the impact on our businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters (including severe weather events), pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts, including Russia’s ongoing war in Ukraine and the conflict in Iran (and the resulting disruptions to oil and other commodity markets and supply chains), which can affect our earnings and capital as well as the ability of our customers to repay loans; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Critical Accounting Policies

Note 1 to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2026, compared to Three Months Ended March 31, 2025

Net Income: Net income for the first quarter of 2026 was $4.3 million compared to net income of $2.2 million for the first quarter of 2025, an increase of $2.1 million, or 99.1 percent. Diluted earnings per share (“DEPS”) of $0.69 for the first quarter of 2026 were higher compared to the DEPS of $0.33 for the first quarter of 2025. Net income for the first quarter of 2026 was positively impacted by higher interest income on loans, partially offset by higher interest expense on deposits and wholesale borrowings. The quarter included a recapture on Mortgage Servicing Rights (“OMSR”) of $0.45 million. Total noninterest income increased slightly compared to the prior year to $4.7 million. Mortgage loan volume was higher as compared to the prior year, with sales of originated mortgages for the first quarter of 2026 up 36 percent as compared to the same period in 2025.

Provision for Credit Losses: The first quarter provision for credit losses was $214,000 as compared to a $387,000 provision for the prior year first quarter. The Company had net chargeoffs of $26,000 for the first quarter of 2026 compared to net chargeoffs of $84,000 for the year-ago quarter. The provision expense included $300,000 of growth-related provision, partially offset by a recapture of $86,000 for unfunded commitments. Total delinquent loans ended the quarter at $3.3 million, or 0.28 percent of total loans.

Asset Quality Review – For the Period Ended	March 31,	March 31,
($ in thousands)	2026	2025
Net chargeoffs – QTD	$26	$84
Nonaccruing loans	3,792	6,051
OREO / Other Assets Owned (OAO)	974	73
Non-performing assets	4,766	6,124
Non-performing assets/Total assets	0.30%	0.41%
Allowance for credit losses/Total loans	1.39%	1.41%
Allowance for credit losses/Non-performing loans	432.2%	254.4%

Consolidated Revenue: Operating revenue, consisting of net interest income (“NII”) and noninterest income, was $17.4 million for the first quarter of 2026, an increase of $2.0 million, or 13.3 percent, from the $15.4 million generated during the first quarter of 2025.

NII for the first quarter of 2026 was $12.7 million, which was up $1.4 million from the prior year first quarter’s $11.3 million. Comparing the first quarter of 2026 to the prior year first quarter, the Company’s earning assets increased $133.3 million, and the average yield on earning assets increased by 6 basis points. The net interest margin for the first quarter of 2026 was 3.48 percent compared to 3.40 percent for the first quarter of 2025. Funding costs (interest paid to consumers and other entities) for deposits and other interest-bearing liabilities for the first quarter of 2026 were 2.31 percent compared to 2.32 percent for the prior year first quarter.

Total noninterest income was $4.7 million for the first quarter of 2026, which increased compared to $4.1 million for the prior year first quarter. Mortgage revenue increased during the first quarter of 2026, as detailed below, with wealth management revenue also up compared to the prior year. Impairment of mortgage servicing rights increased noninterest income by $0.45 million in the quarter, compared to a recapture of $0.01 million in the prior year first quarter. SBFG Title contributed revenue of $0.49 million in the first quarter of 2026, up $0.09 million from the prior year. Noninterest income as a percentage of average assets for the first quarter of 2026 was 1.21 percent compared to 1.14 percent for the prior year first quarter.

State Bank originated $65.8 million of mortgage loans during the first quarter of 2026 and sold $53.4 million, with $12.3 million of loans held for investment. This compares to $39.8 million originated for the first quarter of 2025, of which $39.3 million were sold with the remainder of loans held for investment. The first quarter 2026 originations and subsequent sales resulted in $0.98 million of gains, slightly higher than the gains for the first quarter of 2025. Net mortgage banking revenue was $1.89 million for the first quarter of 2026 compared to $1.46 million for the first quarter of 2025.

Consolidated Noninterest Expense: Total noninterest expense for the first quarter of 2026 was $11.9 million, which was down $0.5 million compared to $12.4 million in the prior-year first quarter. The quarter included higher expenses related to increased mortgage activity and various expenses related to pending conversions of our technology systems. The prior year quarter included $0.73 million in one-time costs related to the merger of Marblehead into the Company.

Income Taxes: Income taxes for the first quarter of 2026 were $0.99 million (18.7 percent) compared to $0.43 million (16.6 percent) for the first quarter of 2025.

Changes in Financial Condition

Total assets at March 31, 2026, were $1.60 billion, up $59.2 million, or 3.8 percent, since December 31, 2025. Total loans, net of unearned income, were $1.18 billion as of March 31, 2026, up $0.5 million, or 0.01 percent, from year-end. Total deposits at March 31, 2026, were $1.37 billion, an increase of $64.6 million, or 4.9 percent, since 2025 year end.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $67.0 million at March 31, 2026. This was down slightly from year-end 2025 when borrowed funds totaled $77.3 million. Total shareholders’ equity for the Company of $143.7 million now stands at 8.95 percent of total assets compared to the level at December 31, 2025, of $141.2 million, or 9.14 percent of total assets. Adjusting for the temporary impairment of Accumulated other comprehensive loss, total equity would increase to $165.5 million, or 10.31 percent of total assets. The allowance for credit losses of $16.4 million is up $0.27 million, or 1.70 percent from the December 2025 year-end level.

Capital Resources

As of March 31, 2026, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2026, that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of March 31, 2026, and December 31, 2025, are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

					To Be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026
Tier I Capital to average assets	$156,299	9.91%	$63,101	4.0%	$78,876	5.0%

Tier I Common equity capital to risk-weighted assets	$156,299	12.21%	$57,584	4.5%	$83,177	6.5%

Tier I Capital to risk-weighted assets	$156,299	12.21%	$76,779	6.0%	$102,372	8.0%

Total Risk-based capital to risk-weighted assets	$172,315	13.47%	$102,372	8.0%	$127,964	10.0%

As of December 31, 2025
Tier I Capital to average assets	$151,592	9.86%	$61,486	4.0%	$76,857	5.0%

Tier I Common equity capital to risk-weighted assets	$151,592	11.78%	$57,902	4.5%	$83,636	6.5%

Tier I Capital to risk-weighted assets	$151,592	11.78%	$77,202	6.0%	$102,937	8.0%

Total Risk-based capital to risk-weighted assets	$167,693	13.03%	$102,937	8.0%	$128,671	10.0%

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $319.1 million at March 31, 2026, compared to $263.1 million at December 31, 2025.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $979.9 million at March 31, 2026, and $978.2 million at December 31, 2025, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2026, all eligible commercial real estate, first mortgage residential, agricultural and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2026, and March 31, 2025, follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2026, and positive cash flows from operating activities for the three months ended March 31, 2025. Net cash used by operating activities was $3.0 million for the three months ended March 31, 2026, and net cash provided by operating activities was $6.7 million for the three months ended March 31, 2025. Highlights for the current year include $54.7 million in proceeds from the sale of loans, which is up $15.4 million from the prior year. Originations of loans held for sale was a use of cash of $59.5 million, which is up $23.2 million from the prior year . For the three months ended March 31, 2026, there was a gain on sale of loans of $1.1 million, and depreciation and amortization on premises and equipment of $0.6 million.

The Company experienced positive cash flows from investing activities for the three months ended March 31, 2026, and March 31, 2025. Net cash provided by investing activities was $2.1 million for the three months ended March 31, 2026, and $9.2 million for the three months ended March 31, 2025. Highlights for the current year include $4.4 million in proceeds from maturing securities, partially offset by a $1.4 million decrease in loans. The prior year activities include a $23.0 million decrease in loans and $3.0 million paid for the Marblehead acquisition, net of cash acquired, offset by $6.1 million in proceeds from maturing securities, and $30.1 million in proceeds from the sale of securities which were acquired from Marblehead.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2026, and March 31, 2025. Net cash provided by financing activities was $55.6 million for the three months ended March 31, 2026, and $63.3 million for the three months ended March 31, 2025. Highlights for the current period include a $65.6 million increase in transaction deposits compared to a $45.5 million increase for the three months ended March 31, 2025. Repayments of Federal Home Loan Bank advances for the three months ended March 31, 2026, were $7.5 million, compared to $1.0 million for the prior year three-month period.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $979.9 million were pledged to meet FHLB collateralization requirements as of March 31, 2026. Based on the current collateralization requirements of the FHLB, the Company had approximately $171.8 million of additional borrowing capacity at March 31, 2026. The Company also had $26.7 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of March 31, 2026, the Company had commitments to sell mortgage loans totaling $20.4 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

On December 18, 2024, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2026. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended March 31, 2026.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/01/26 - 01/31/26	9,010	$18.78	9,010	190,040
02/01/26 - 02/28/26	6,272	21.58	6,272	183,768
03/01/26 - 03/31/26	13,852	20.36	13,852	169,916
Total	29,134	$20.13	29,134	169,916

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits
3.1	–	Amended Articles of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.2	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785))
3.3	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997 (Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507))
3.4	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507))
3.5	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507))
3.6	–	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507))
3.7	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507))
3.8	–	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.9	–	Amended and Restated Regulations of the Company (Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507))
3.10	–	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009 (Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507))
31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101.INS	–	Inline XBRL Instance Document.
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 7, 2026	SB FINANCIAL GROUP, INC.

	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer