Form 10-Q
period 2026-06-30
SB FINANCIAL GROUP, INC.
filed 2026-08-06
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,252,992 Outstanding at August 6, 2026	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31,
($ in thousands)	(unaudited)	2025
Assets
Cash and due from banks	$138,152	$71,543
Interest bearing time deposits	2,455	1,140
Available-for-sale securities	179,026	188,626
Loans held for sale	7,438	1,761
Loans, net of unearned income	1,189,559	1,180,591
Allowance for credit losses	(16,395)	(16,114)
Premises and equipment, net	21,088	21,688
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,502	5,610
Foreclosed assets and other assets held for sale, net	936	104
Interest receivable	5,455	5,490
Goodwill	27,158	27,158
Cash value of life insurance	32,354	32,208
Mortgage servicing rights	15,953	15,254
Other assets	11,383	10,308
Total assets	$1,620,064	$1,545,367

Liabilities and shareholders' equity

Liabilities
Deposits
Non interest bearing demand	$258,576	$254,063
Interest bearing demand	206,593	202,501
Savings	325,675	296,484
Money market	315,363	280,896
Time deposits	284,940	273,300
Total deposits	1,391,147	1,307,244

Repurchase agreements	6,732	9,230
Federal Home Loan Bank advances	22,500	35,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,763	19,739
Interest payable	2,470	2,460
Other liabilities	20,402	20,148
Total liabilities	1,473,324	1,404,131

Commitments & Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; authorized 200,000 shares; 2026 - 0 shares outstanding, 2025 - 0 shares outstanding	-	-
Common stock, no par value; 2026 - 10,500,000 shares authorized, 8,525,375 shares issued; 2025 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,275	15,160
Retained earnings	133,125	126,311
Accumulated other comprehensive loss	(21,854)	(21,481)
Treasury stock, at cost; (2026 - 2,269,383 common shares; 2025 - 2,249,417 common shares)	(41,125)	(40,073)
Total shareholders' equity	146,740	141,236
Total liabilities and shareholders' equity	$1,620,064	$1,545,367

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Interest Income
Loans
Taxable	$17,498	$16,059	$34,744	$31,303
Tax exempt	98	116	197	231
Securities
Taxable	1,006	1,133	2,035	2,302
Tax exempt	36	35	72	73
Other interest income	1,182	1,124	2,079	1,930
Total interest income	19,820	18,467	39,127	35,839

Interest Expense
Deposits	6,237	5,597	12,194	10,949
Repurchase agreements & other	7	21	21	45
Federal Home Loan Bank advance expense	234	366	519	728
Trust preferred securities expense	145	161	289	321
Subordinated debt expense	243	194	438	389
Total interest expense	6,866	6,339	13,461	12,432

Net Interest Income	12,954	12,128	25,666	23,407

Provision for credit losses - loans	200	300	500	674
Provision for unfunded commitments	99	297	13	310
Total provision for credit losses	299	597	513	984

Net interest income after provision for credit losses	12,655	11,531	25,153	22,423

Noninterest Income
Wealth management fees	955	859	1,896	1,723
Customer service fees	917	886	1,827	1,765
Gain on sale of mortgage loans & OMSR	1,541	1,566	2,519	2,415
Mortgage loan servicing fees, net	383	594	1,234	1,205
Gain on sale of non-mortgage loans	62	82	206	97
Title insurance income	577	582	1,062	979
Loss on sale of assets	(9)	-	(1)	-
Other income	561	479	956	971
Total noninterest income	4,987	5,048	9,699	9,155

Noninterest Expense
Salaries and employee benefits	7,005	6,595	13,101	12,832
Net occupancy expense	802	793	1,684	1,686
Equipment expense	1,226	1,121	2,470	2,193
Data processing fees	693	888	1,419	2,327
Professional fees	844	892	1,860	1,926
Marketing expense	255	190	532	355
Telephone and communications	126	125	244	264
Postage and delivery expense	146	107	333	244
State, local and other taxes	221	268	509	492
Employee expense	177	176	361	350
Other expense	642	697	1,553	1,593
Total noninterest expense	12,137	11,852	24,066	24,262

Income before income tax	5,505	4,727	10,786	7,316

Provision for income taxes	1,008	875	1,993	1,306

Net Income	$4,497	$3,852	$8,793	$6,010

Basic earnings per common share	$0.72	$0.60	$1.41	$0.93

Diluted earnings per common share	$0.72	$0.60	$1.41	$0.93

Average common shares outstanding (in thousands):
Basic:	6,205	6,448	6,218	6,464
Diluted:	6,220	6,459	6,233	6,483

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025

Net income	$4,497	$3,852	$8,793	$6,010
Other comprehensive income (loss)
Available for sale investment securities:
Gross unrealized holding gains (losses) arising in the period	9	1,747	(472)	6,002
Related tax (expense) benefit	(2)	(367)	99	(1,260)
Net effect on other comprehensive income (loss)	7	1,380	(373)	4,742
Total comprehensive income	$4,504	$5,232	$8,420	$10,752

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2026	$61,319	$15,160	$126,311	$(21,481)	$(40,073)	$141,236
Net income			4,296			4,296
Other comprehensive loss				(380)		(380)
Cash dividends on common, $0.155 per share			(976)			(976)
Restricted stock vesting		(250)			250	-
Repurchased stock (32,365 shares)					(676)	(676)
Stock based compensation expense		155				155
Balance, March 31, 2026	$61,319	$15,065	$129,631	$(21,861)	$(40,499)	$143,655
Net income			4,497			4,497
Other comprehensive income				7		7
Cash dividends on common, $0.16 per share			(1,003)			(1,003)
Repurchased stock (28,364 shares)					(626)	(626)
Stock based compensation expense		210				210
Balance, June 30, 2026	$61,319	$15,275	$133,125	$(21,854)	$(41,125)	$146,740

	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2025	$61,319	$15,194	$116,186	$(30,234)	$(34,957)	$127,508
Net income			2,158			2,158
Other comprehensive income				3,362		3,362
Cash dividends on common, $0.145 per share			(947)			(947)
Restricted stock vesting		(396)			396	-
Repurchased stock (33,478 shares)					(712)	(712)
Stock based compensation expense		157				157
Balance, March 31, 2025	$61,319	$14,955	$117,397	$(26,872)	$(35,273)	$131,526
Net income			3,852			3,852
Other comprehensive income				1,380		1,380
Cash dividends on common, $0.15 per share			(976)			(976)
Repurchased stock (124,495 shares)					(2,318)	(2,318)
Stock based compensation expense		184				184
Balance, June 30, 2025	$61,319	$15,139	$120,273	$(25,492)	$(37,591)	$133,648

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
($ in thousands)	2026	2025
Operating Activities
Net Income	$8,793	$6,010
Items not requiring (providing) cash
Depreciation and amortization	1,155	1,090
Provision for credit losses	513	984
Expense of share-based compensation plan	365	341
Amortization of premiums and discounts on securities	206	209
Amortization of intangible assets	119	119
Amortization of originated mortgage servicing rights	1,026	762
Recovery of mortgage servicing rights	(398)	(170)
Proceeds from sale of loans held for sale	125,403	113,593
Originations of loans held for sale	(129,446)	(118,267)
Gain from sale of loans	(2,725)	(2,512)
Loss on sale of assets	1	-
Changes in
Interest receivable	35	(391)
Other assets	(1,670)	3,139
Interest payable & other liabilities	461	(1,829)
Net cash provided by operating activities	3,838	3,078

Investing Activities
Purchases of available-for-sale securities	-	(100)
Purchases of interest bearing time deposits	(2,450)	-
Proceeds from maturities of interest bearing time deposits	1,135	-
Proceeds from maturities of available-for-sale securities	8,922	11,526
Proceeds from sales of available-for-sale securities	-	30,123
Net change in loans	(10,294)	(29,742)
Purchase of premises, equipment	(595)	(1,451)
Proceeds from sales of premises, equipment	48	-
Proceeds from bank owned life insurance	243	-
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(618)	(126)
Proceeds from sale of Federal Home Loan Bank Stock	726	-
Proceeds from sale of foreclosed assets	30	10
Acquisition, net of cash acquired (paid)	-	(3,014)
Net cash provided by (used in) investing activities	(2,853)	7,226

Financing Activities
Net increase in demand deposits, money
market, interest checking & savings accounts	72,263	32,197
Net increase in time deposits	11,640	11,932
Net increase (decrease) in securities sold under agreements to repurchase	(2,498)	5,055
Repayment of Federal Home Loan Bank advances	(12,500)	(1,000)
Stock repurchase plan	(1,302)	(3,030)
Cash dividends on common shares	(1,979)	(1,923)
Net cash provided by financing activities	65,624	43,231
Increase in cash and cash equivalents	66,609	53,535
Cash and cash equivalents, beginning of period	71,543	25,928
Cash and cash equivalents, end of period	$138,152	$79,463
Supplemental cash flow information
Interest paid	$13,451	$12,339
Income taxes paid	$1,475	$-
Supplemental non-cash disclosure
Transfer of loans to loans held for sale	$236	$-
Transfer of loans to foreclosed assets	$871	$294
In conjunction with the Marblehead acquisition, liabilities assumed were:
Fair value of assets acquired	$-	$59,161
Cash paid in acquisition	-	(5,009)
Liabilities assumed	$-	$54,152

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the six months ended June 30, 2026, are not necessarily indicative of results for the complete year.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires tabular disclosure of certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, with retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s consolidated financial statements.

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

	Three Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2026	2025

Distributed earnings allocated to common shares	$1,004	$976
Undistributed earnings allocated to common shares	3,482	2,862

Net earnings allocated to common shares	4,486	3,838
Net earnings allocated to participating securities	11	14

Net Income allocated to common shares and participating securities	$4,497	$3,852

Weighted average shares outstanding for basic earnings per share	6,205	6,448
Dilutive effect of stock compensation	15	11

Weighted average shares outstanding for diluted earnings per share	6,220	6,459

Basic earnings per common share	$0.72	$0.60

Diluted earnings per common share	$0.72	$0.60

	Six Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2026	2025

Distributed earnings allocated to common shares	$1,981	$1,924
Undistributed earnings allocated to common shares	6,791	4,066

Net earnings allocated to common shares	8,772	5,990
Net earnings allocated to participating securities	21	20

Net Income allocated to common shares and participating securities	$8,793	$6,010

Weighted average shares outstanding for basic earnings per share	6,218	6,464
Dilutive effect of stock compensation	15	19

Weighted average shares outstanding for diluted earnings per share	6,233	6,483

Basic earnings per common share	$1.41	$0.93

Diluted earnings per common share	$1.41	$0.93

Note 3 – BUSINESS COMBINATIONS

Effective January 17, 2025, the Company acquired all of the outstanding common shares of Marblehead Bancorp and its subsidiary, The Marblehead Bank of Marblehead, Ohio (collectively, “Marblehead”). Marblehead was headquartered in Marblehead, Ohio and had two retail offices. At closing, Marblehead Bancorp was merged with and into SBFG, with SBFG surviving, and immediately thereafter, The Marblehead Bank was merged with and into State Bank, with State Bank surviving. Under the terms of the merger agreement, shareholders of Marblehead received fixed consideration of $196.31 in cash for each share of Marblehead common stock for total consideration of $5.0 million. The acquisition of Marblehead enabled the Company to increase both its deposit and loan base and acquire new households in a new market. The acquisition was consistent with the Company’s strategy to expand its presence in Northwest Ohio and to increase profitability by introducing existing products and services to the acquired customer base.

The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. In accordance with ASC 805, the Company expensed approximately $0.7 million of direct acquisition costs during the twelve months ended December 31, 2025. The $0.7 million in merger expense was split between data processing and professional fees expense. As a result of the acquisition, the Company recorded $3.9 million of goodwill and $1.7 million of intangible assets in the first quarter of 2025. The intangible assets are related to core deposits, which are being amortized over 10 years on a straight-line basis. Loans acquired with deteriorated credit quality (“PCD loans”) since origination were not material. For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

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

Note 4 – AVAILABLE-FOR-SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2026, and at December 31, 2025, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2026
U.S. Treasury and
Government agencies	$5,290	$1	$(420)	$4,871
Mortgage-backed securities	176,131	3	(25,257)	150,877
State and political subdivisions	10,818	6	(1,084)	9,740
Other corporate securities	14,450	-	(912)	13,538

Totals	$206,689	$10	$(27,673)	$179,026

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury and
Government agencies	$5,687	$3	$(487)	$5,203
Mortgage-backed securities	184,588	5	(24,641)	159,952
State and political subdivisions	10,842	8	(1,001)	9,849
Other corporate securities	14,700	-	(1,078)	13,622

Totals	$215,817	$16	$(27,207)	$188,626

The amortized cost and fair value of securities available-for-sale at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$443	$441
Due after one year through five years	5,276	5,071
Due after five years through ten years	17,983	16,722
Due after ten years	6,856	5,915
	30,558	28,149
Mortgage-backed securities	176,131	150,877

Totals	$206,689	$179,026

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $138.0 million at June 30, 2026, and $115.1 million at December 31, 2025. The fair value of securities delivered for repurchase agreements was $17.5 million at June 30, 2026, and $26.0 million at December 31, 2025.

There were no realized gains or losses from sales of available-for-sale securities for the six months ended June 30, 2026, and June 30, 2025.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $177.8 million at June 30, 2026, and $187.0 million at December 31, 2025, which consisted of 127 securities, or approximately 91 percent, and 125 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026, and at December 31, 2025, are as follows:

($ in thousands)		Less than 12 Months		12 Months or Longer		Total
June 30, 2026	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and
Government agencies	5	$-	$-	$4,770	$(420)	$4,770	$(420)
Mortgage-backed securities	90	7	-	150,674	(25,257)	150,681	(25,257)
State and political subdivisions	19	1,880	(30)	6,960	(1,054)	8,840	(1,084)
Other corporate securities	13	-	-	13,538	(912)	13,538	(912)

Totals	127	$1,887	$(30)	$175,942	$(27,643)	$177,829	$(27,673)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and
Government agencies	5	$-	$-	$5,100	$(487)	$5,100	$(487)
Mortgage-backed securities	89	-	-	159,690	(24,641)	159,690	(24,641)
State and political subdivisions	18	-	-	8,634	(1,001)	8,634	(1,001)
Other corporate securities	13	-	-	13,622	(1,078)	13,622	(1,078)

Totals	125	$-	$-	$187,046	$(27,207)	$187,046	$(27,207)

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

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At June 30, 2026, and December 31, 2025, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $0.5 million at June 30, 2026, and $0.6 million at December 31, 2025. Should the decline in fair value be the result of credit losses or other factors, the security would be moved to nonaccrual status and all accrued interest reversed.

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

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	2026	2025

Commercial & industrial	$111,128	$113,878
Commercial real estate - owner occupied	158,722	161,086
Commercial real estate - nonowner occupied	452,552	435,897
Agricultural	81,341	76,514
Residential real estate	295,481	304,741
Home equity line of credit (HELOC)	71,258	69,173
Consumer	19,077	19,302

Total loans	1,189,559	1,180,591
Allowance for credit losses	(16,395)	(16,114)

Loans, net	$1,173,164	$1,164,477

The totals shown above are net of accretable discounts on acquired loans and deferred loan fees and costs, which totaled $0.30 million in net fees at June 30, 2026, and $0.55 million at December 31, 2025.

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

Accrued interest receivable related to loans totaled $3.9 million at June 30, 2026, and $3.7 million at December 31, 2025, and is excluded from the estimate of credit losses.

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

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through June 30, 2026, contained within the model was supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a sound calculation.

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

During the first quarter of 2025, the Company completed the acquisition of Marblehead. The Company performed an analysis of the acquired non-Purchased Credit Deteriorated (“non-PCD”) loan portfolio as part of the acquisition process and recorded a provision for credit losses of $0.23 million subsequent to the date of acquisition.

The following tables summarize the activity related to the ACL for the three and six months ended June 30, 2026, and June 30, 2025, and for the twelve months ended December 31, 2025.

($ in thousands) For the three months ended June 30, 2026	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,806	$-	$-	$-	$440	$2,246
Commercial real estate - owner occupied	2,413	-	(191)	-	(122)	2,100
Commercial real estate - nonowner occupied	6,397	-	-	-	645	7,042
Agricultural	354	-	-	-	(29)	325
Residential real estate	4,280	-	-	-	(437)	3,843
HELOC	741	-	-	-	(145)	596
Consumer	397	-	(5)	3	(152)	243
Total	$16,388	$-	$(196)	$3	$200	$16,395

($ in thousands) For the six months ended June 30, 2026	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,821	$-	$-	$-	$425	$2,246
Commercial real estate - owner occupied	2,233	-	(191)	-	58	2,100
Commercial real estate - nonowner occupied	6,846	-	-	-	196	7,042
Agricultural	308	-	-	-	17	325
Residential real estate	3,931	-	-	-	(88)	3,843
HELOC	673	-	-	-	(77)	596
Consumer	302	-	(38)	10	(31)	243
Total	$16,114	$-	$(229)	$10	$500	$16,395

($ in thousands) For the three months ended June 30, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,439	$-	$-	$-	$(511)	$1,928
Commercial real estate - owner occupied	1,864	-	-	-	(27)	1,837
Commercial real estate - nonowner occupied	6,054	-	-	2	477	6,533
Agricultural	862	-	-	-	(618)	244
Residential real estate	3,458	-	-	-	789	4,247
HELOC	539	-	-	-	94	633
Consumer	175	-	(49)	1	96	223
Total	$15,391	$-	$(49)	$3	$300	$15,645

($ in thousands) For the six months ended June 30, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,666	$5	$(61)	$-	$(682)	$1,928
Commercial real estate - owner occupied	1,806	-	-	-	31	1,837
Commercial real estate - nonowner occupied	5,721	-	-	2	810	6,533
Agricultural	884	-	-	-	(640)	244
Residential real estate	3,330	-	-	-	917	4,247
HELOC	520	-	(4)	-	117	633
Consumer	169	-	(70)	3	121	223
Total	$15,096	$5	$(135)	$5	$674	$15,645

($ in thousands) For the twelve months ended December 31, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,666	$5	$(177)	$-	$(673)	$1,821
Commercial real estate - owner occupied	1,806	-	-	-	427	2,233
Commercial real estate - nonowner occupied	5,721	-	-	2	1,123	6,846
Agricultural	884	-	-	-	(576)	308
Residential real estate	3,330	-	(17)	1	617	3,931
HELOC	520	-	(4)	3	154	673
Consumer	169	-	(81)	12	202	302
Total	$15,096	$5	$(279)	$18	$1,274	$16,114

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. The Company analyzes loans individually by classifying the loans as to credit risk and includes loans with outstanding exposure greater than $100,000. This analysis is performed on a quarterly basis.

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2026, and December 31, 2025.

($ in thousands)	Collateral Type			Allocated
June 30, 2026	Real Estate	Other	Total	Allowance

Commercial & industrial	$328	$1,015	$1,343	$232
Commercial real estate - owner occupied	239	-	239	30
Commercial real estate - nonowner occupied	100	-	100	-
Residential real estate	349	-	349	-
Total	$1,016	$1,015	$2,031	$262

($ in thousands)	Collateral Type			Allocated
December 31, 2025	Real Estate	Other	Total	Allowance

Commercial & industrial	$1,367	$673	$2,040	$67
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	342	-	342	-
Residential real estate	561	-	561	17
Total	$2,699	$673	$3,372	$97

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of June 30, 2026.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$7,459	$16,158	$17,110	$6,458	$7,942	$20,628	$32,528	$896	$109,179
Special Mention (5)	-	23	-	-	-	106	-	172	301
Substandard (6)	-	-	-	251	152	105	99	345	952
Doubtful (7)	-	-	123	153	-	254	-	166	696
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$7,459	$16,181	$17,233	$6,862	$8,094	$21,093	$32,627	$1,579	$111,128
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Pass (1 - 4)	$15,292	$53,882	$11,889	$19,095	$13,426	$43,261	$1,409	$229	$158,483
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	239	-	-	239
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$15,292	$53,882	$11,889	$19,095	$13,426	$43,500	$1,409	$229	$158,722
Current period gross chargeoffs	$-	$-	$-	$-	$-	$191	$-	$-	$191

Commercial real estate - nonowner occupied
Pass (1 - 4)	$48,794	$94,173	$97,451	$32,166	$47,602	$121,811	$9,442	$1,013	$452,452
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	100	-	-	100
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$48,794	$94,173	$97,451	$32,166	$47,602	$121,911	$9,442	$1,013	$452,552
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$9,281	$16,743	$4,433	$5,808	$11,951	$15,699	$17,414	$12	$81,341
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$9,281	$16,743	$4,433	$5,808	$11,951	$15,699	$17,414	$12	$81,341
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$11,944	$25,527	$21,658	$30,943	$87,827	$115,998	$1	$-	$293,898
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	246	179	1,158	-	-	1,583
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$11,944	$25,527	$21,658	$31,189	$88,006	$117,156	$1	$-	$295,481
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$589	$58	$256	$381	$806	$62,603	$6,238	$70,931
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	15	77	235	327
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$589	$58	$256	$381	$821	$62,680	$6,473	$71,258
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$3,094	$5,397	$795	$834	$1,137	$881	$6,899	$-	$19,037
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	38	-	1	1	-	-	-	40
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,094	$5,435	$795	$835	$1,138	$881	$6,899	$-	$19,077
Current period gross chargeoffs	$-	$-	$5	$1	$-	$-	$32	$-	$38

Total Loans
Pass (1 - 4)	$95,864	$212,469	$153,394	$95,560	$170,266	$319,084	$130,296	$8,388	$1,185,321
Special Mention (5)	-	23	-	-	-	106	-	172	301
Substandard (6)	-	38	-	498	332	1,378	176	580	3,002
Doubtful (7)	-	-	123	153	-	493	-	166	935
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$95,864	$212,530	$153,517	$96,211	$170,598	$321,061	$130,472	$9,306	$1,189,559
Current period gross chargeoffs	$-	$-	$5	$1	$-	$191	$32	$-	$229

The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of December 31, 2025.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$17,280	$18,882	$7,189	$9,298	$8,971	$14,998	$33,505	$561	$110,684
Special Mention (5)	-	30	-	-	231	116	25	517	919
Substandard (6)	-	-	310	153	-	155	99	62	779
Doubtful (7)	-	121	153	433	204	481	-	104	1,496
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$17,280	$19,033	$7,652	$9,884	$9,406	$15,750	$33,629	$1,244	$113,878
Current period gross chargeoffs	$-	$116	$-	$-	$-	$33	$28	$-	$177

Commercial real estate - owner occupied
Pass (1 - 4)	$50,318	$21,967	$21,273	$14,931	$19,387	$31,347	$1,204	$228	$160,655
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	431	-	-	431
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$50,318	$21,967	$21,273	$14,931	$19,387	$31,778	$1,204	$228	$161,086
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$107,361	$96,667	$39,358	$48,962	$35,737	$98,539	$8,058	$969	$435,651
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	141	-	105	-	-	246
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$107,361	$96,667	$39,358	$49,103	$35,737	$98,644	$8,058	$969	$435,897
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$19,218	$4,810	$6,313	$12,609	$9,812	$7,772	$15,968	$12	$76,514
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$19,218	$4,810	$6,313	$12,609	$9,812	$7,772	$15,968	$12	$76,514
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$28,287	$23,003	$36,413	$92,889	$68,439	$54,268	$1	$-	$303,300
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	257	96	236	852	-	-	1,441
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$28,287	$23,003	$36,670	$92,985	$68,675	$55,120	$1	$-	$304,741
Current period gross chargeoffs	$-	$-	$-	$-	$-	$17	$-	$-	$17

Home equity line of credit (HELOC)
Pass (1 - 4)	$605	$62	$260	$391	$295	$497	$60,294	$6,560	$68,964
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	35	81	93	209
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$605	$62	$260	$391	$295	$532	$60,375	$6,653	$69,173
Current period gross chargeoffs	$-	$-	$-	$-	$-	$4	$-	$-	$4

Consumer
Pass (1 - 4)	$6,935	$1,082	$1,249	$1,670	$645	$467	$7,239	$-	$19,287
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	6	-	9	-	-	-	-	15
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$6,935	$1,088	$1,249	$1,679	$645	$467	$7,239	$-	$19,302
Current period gross chargeoffs	$-	$2	$4	$-	$-	$-	$75	$-	$81

Total Loans
Pass (1 - 4)	$230,004	$166,473	$112,055	$180,750	$143,286	$207,888	$126,269	$8,330	$1,175,055
Special Mention (5)	-	30	-	-	231	116	25	517	919
Substandard (6)	-	6	567	399	236	1,578	180	155	3,121
Doubtful (7)	-	121	153	433	204	481	-	104	1,496
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$230,004	$166,630	$112,775	$181,582	$143,957	$210,063	$126,474	$9,106	$1,180,591
Current period gross chargeoffs	$-	$118	$4	$-	$-	$54	$103	$-	$279

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2026, and December 31, 2025.

($ in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
June 30, 2026	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$394	$-	$1,115	$1,509	$109,619	$111,128
Commercial real estate - owner occupied	44	-	238	282	158,440	158,722
Commercial real estate - nonowner occupied	-	-	197	197	452,355	452,552
Agricultural	-	-	-	-	81,341	81,341
Residential real estate	10	133	861	1,004	294,477	295,481
HELOC	188	144	239	571	70,687	71,258
Consumer	98	149	2	249	18,828	19,077
Total Loans	$734	$426	$2,652	$3,812	$1,185,747	$1,189,559

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
December 31, 2025	Past Due	Past Due	Past Due	Due	Current	Total Loans

Commercial & industrial	$394	$-	$2,009	$2,403	$111,475	$113,878
Commercial real estate - owner occupied	51	-	429	480	160,606	161,086
Commercial real estate - nonowner occupied	39	141	201	381	435,516	435,897
Agricultural	-	-	-	-	76,514	76,514
Residential real estate	51	1,086	629	1,766	302,975	304,741
HELOC	338	74	88	500	68,673	69,173
Consumer	214	110	10	334	18,968	19,302
Total Loans	$1,087	$1,411	$3,366	$5,864	$1,174,727	$1,180,591

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received. It is at the discretion of management to determine when a loan is placed back on accrual status once a borrower establishes a history of six consecutive timely principal and interest payments. The categories of nonaccrual loans as of June 30, 2026, and December 31, 2025, are presented in the following tables.

	June 30, 2026
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$997	$307	$1,304
Commercial real estate - owner occupied	-	239	239
Commercial real estate - nonowner occupied	100	-	100
Agricultural	-	-	-
Residential real estate	349	1,127	1,476
Home equity line of credit (HELOC)	-	327	327
Consumer	-	40	40

Total loans	$1,446	$2,040	$3,486

	December 31, 2025
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$2,074	$182	$2,256
Commercial real estate - owner occupied	-	429	429
Commercial real estate - nonowner occupied	342	-	342
Agricultural	-	-	-
Residential real estate	1,227	103	1,330
Home equity line of credit (HELOC)	210	-	210
Consumer	12	-	12

Total loans	$3,865	$714	$4,579

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this note. The Company had no material modifications made to borrowers experiencing financial difficulty for the six months ended June 30, 2026. The Company did not modify any loans made to borrowers experiencing financial difficulty for the six months ended June 30, 2025.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of June 30, 2026, and June 30, 2025. The Company monitors loan payments on an ongoing basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the six months ended June 30, 2026, and June 30, 2025, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Foreclosures

At June 30, 2026, the Company had $0.6 million in residential real estate loans in the process of foreclosure compared to $0.3 million at December 31, 2025.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when the extension of credit is not unconditionally cancellable (i.e. the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The allowance for credit losses for unfunded loan commitments of $1.4 million at June 30, 2026, is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and six months ended June 30, 2026, and June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Balance, beginning of period	$1,286	$1,353	$1,372	$1,340
Adjustment for acquired loans	-	-	-	3
Provision for unfunded commitments	99	297	13	307
Balance, end of period	$1,385	$1,650	$1,385	$1,650

NOTE 6 – GOODWILL

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025

Beginning balance	$27,158	$27,158	$27,158	$23,239
Acquired goodwill	-	-	-	3,919

Ending balance	$27,158	$27,158	$27,158	$27,158

Goodwill is not amortized, but is evaluated for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. As of June 30, 2026, and December 31, 2025, the carrying amount of goodwill was $27.2 million. The acquisition of Marblehead on January 17, 2025, resulted in the acquisition of approximately $3.9 million in goodwill.

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

Goodwill was assessed for impairment using a qualitative test performed as of June 30, 2026. The estimated fair value of the reporting unit was less than the net carrying value; however, management believes the cumulative impact of certain factors, including assets, loan and deposit growth, revenue expansion, and stable asset quality, are sufficient to overcome the Company’s market value being slightly below its carrying value at June 30, 2026, and therefore no goodwill impairment existed as of that date. No events or circumstances since June 30, 2026, were noted that would indicate it was more likely than not a goodwill impairment exists.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.50 billion at June 30, 2026, and $1.48 billion at December 31, 2025. Contractually specified servicing fees of $0.9 million and $1.9 million were included in mortgage loan servicing fees in the condensed consolidated income statement for the three and six months ended June 30, 2026, respectively. Servicing fees of $0.9 million and $1.8 million were included for the three and six months ended June 30, 2025, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025

Carrying amount, beginning of year	$15,728	$14,965	$15,254	$14,868
Mortgage servicing rights capitalized during the period	776	802	1,327	1,182
Mortgage servicing rights amortization during the period	(497)	(469)	(1,026)	(762)
Net change in valuation allowance	(54)	160	398	170
Carrying amount, end of period	$15,953	$15,458	$15,953	$15,458

Valuation allowance:
Beginning of period	$23	$176	$475	$186
Increase (reduction)	54	(160)	(398)	(170)
End of period	$77	$16	$77	$16

Fair value, beginning of period	$19,239	$18,212	$17,964	$17,782
Fair value, end of period	$19,475	$19,108	$19,475	$19,108

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

Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third-party investors and enters into Interest Rate Lock Commitments (“IRLCs”) with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income on the condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and included in Other assets in the condensed consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and included in Other liabilities in the condensed consolidated balance sheets.

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of June 30, 2026, and December 31, 2025.

	June 30, 2026		December 31, 2025
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$124,244	$2,592	$118,701	$1,465
IRLCs	12,634	4	10,701	15
Forward contracts	-	-	-	-
Total contracts	$136,878	$2,596	$129,402	$1,480

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$124,244	$(2,592)	$118,701	$(1,465)
IRLCs	-	-	-	-
Forward contracts	15,000	(26)	11,000	(30)
Total contracts	$139,244	$(2,618)	$129,701	$(1,495)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC or forward contract and the balance sheet date.

The following table presents the amounts included in the condensed consolidated statements of income for non-hedging derivative financial instruments for the three and six months ended June 30, 2026, and 2025.

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	Statement of income classification	2026	2025	2026	2025
Interest rate swap contracts	Other income	$-	$135	$120	$242
IRLCs	Gain on sale of mortgage loans & OMSR	94	(185)	(11)	(167)
Forward contracts	Gain on sale of mortgage loans & OMSR	(174)	71	4	27

The following table shows the offsetting of financial assets and derivative assets at June 30, 2026, and at December 31, 2025.

	Gross amounts of	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2026
Interest rate swaps	$2,887	$295	$2,592	$-	$2,450	$142

December 31, 2025
Interest rate swaps	$2,525	$1,060	$1,465	$-	$1,220	$245

The following table shows the offsetting of financial liabilities and derivative liabilities at June 30, 2026, and at December 31, 2025.

	Gross amounts of	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2026
Interest rate swaps	$2,887	$295	$2,592	$-	$-	$2,592

December 31, 2025
Interest rate swaps	$2,525	$1,060	$1,465	$-	$-	$1,465

NOTE 9 – DEPOSITS

Major classification of deposits at June 30, 2026, and at December 31, 2025, were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Non interest bearing demand	$258,576	$254,063
Interest bearing demand	206,593	202,501
Savings	325,675	296,484
Money market	315,363	280,896
Time deposits $250,000 or less	219,133	219,939
Time deposits greater than $250,000	65,807	53,361
Total Deposits	$1,391,147	$1,307,244

Included in time deposits at June 30, 2026, and at December 31, 2025, were $39.4 million and $49.9 million, respectively, of reciprocal deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	June 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$6,732	$9,230

The Company has retail repurchase (“REPO”) agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2028 through 2051. As of June 30, 2026, these REPO agreements were secured by securities with a fair value totaling $17.5 million. The maximum amount of outstanding agreements at any month end during the periods ending June 30, 2026, and December 31, 2025, was $10.8 million and $16.7 million, respectively. The monthly average of such agreements totaled $8.7 million and $12.0 million as of June 30, 2026, and December 31, 2025, respectively. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. At both June 30, 2026, and December 31, 2025, there were no borrowings drawn or securities pledged at the Discount Window.

At both June 30, 2026, and December 31, 2025, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 11 – FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Company’s FHLB advances were secured by $344.1 million in mortgage loans at June 30, 2026. Advances consisted of fixed interest rates from 3.75 to 4.45 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at June 30, 2026, were:

($ in thousands)	Debt
2026	$-
2027	5,000
2028	17,500
Total	$22,500

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Group Benchmark Administration (“CME”) Term Secured Overnight Financing Rate (“SOFR”) as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the condensed consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of both June 30, 2026, and December 31, 2025, was $10.3 million, with a maturity date of September 15, 2035.

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

The Notes mature on June 1, 2031, and held a fixed interest rate of 3.65% through May 31, 2026. On June 1, 2026, the Notes moved into the floating rate period where the interest rate will reset quarterly to an interest rate per annum, equal to the then-current-three-month SOFR provided by the Federal Reserve Bank of New York plus 296 basis points until the maturity date or earlier redemption of the Notes. At June 30, 2026, the interest rate on the Notes was 6.60%. The Company may redeem the Notes after June 1, 2026, in whole at any time, or in part from time to time, at a redemption price equal to 100 percent of the outstanding principal amount to be redeemed, plus accrued but unpaid interest thereon to but excluding the redemption date. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2026, and at December 31, 2025.

($ in thousands)	Fair value at June 30, 2026	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$4,871	$-	$4,871	$-
Mortgage-backed securities	150,877	-	150,877	-
State and political subdivisions	9,740	-	9,740	-
Other corporate securities	13,538	-	13,538	-
Interest rate contracts - assets	2,592	-	2,592	-
Interest rate contracts - liabilities	(2,592)	-	(2,592)	-
Forward contracts	(26)	(26)	-	-
IRLCs	4	-	-	4

($ in thousands)	Fair value at December 31, 2025	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$5,203	$-	$5,203	$-
Mortgage-backed securities	159,952	-	159,952	-
State and political subdivisions	9,849	-	9,849	-
Other corporate securities	13,622	-	13,622	-
Interest rate contracts - assets	1,465	-	1,465	-
Interest rate contracts - liabilities	(1,465)	-	(1,465)	-
Forward contracts	(30)	(30)	-	-
IRLCs	15	-	-	15

Level 1 - quoted prices in active markets for identical assets
Level 2 - significant other observable inputs
Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026, and 2025.

	for the Three Months Ended June 30,		for the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest rate lock commitments
Balance at beginning of period	$(90)	$(3)	$15	$(21)
Change in fair value	94	(185)	(11)	(167)
Balance at end of period	$4	$(188)	$4	$(188)

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at June 30, 2026, and at December 31, 2025.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models associated with the servicing rights and discounting the cash flows using discount market rates, prepayment speeds and default rates. The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees, miscellaneous income and float, marginal costs of servicing, the cost of carry of advances, and foreclosure losses, and applying certain prevailing assumptions used in the marketplace. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy. These mortgage servicing rights are tested for impairment on a quarterly basis.

($ in thousands)	Fair value at June 30, 2026	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent
Individually evaluated loans	$345	$-	$-	$345
Mortgage servicing rights	2,497	-	-	2,497

($ in thousands)	Fair value at December 31, 2025	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent
Individually evaluated loans	$955	$-	$-	$955
Mortgage servicing rights	5,813	-	-	5,813

Level 1 - quoted prices in active markets for identical assets
Level 2 - significant other observable inputs
Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at June 30,	Valuation		Range (weighted-
($ in thousands)	2026	technique	Unobservable inputs	average)

Collateral-dependent
individually evaluated loans	$345	Market comparable properties	Comparability adjustments (%)	137%
Mortgage servicing rights	2,497	Discounted cash flow	Discount rate	10.38%
			Constant prepayment rate	5.85%
			P&I earnings credit	3.63%
			T&I earnings credit	3.75%
			Inflation for cost of servicing	2.50%

IRLCs	4	Discounted cash flow	Loan closing rates	45% - 99%

	Fair value at December 31,	Valuation		Range (weighted-
($ in thousands)	2025	technique	Unobservable inputs	average)

Collateral-dependent
individually evaluated loans	$955	Market comparable properties	Comparability adjustments (%)	1 - 19% (12)%
Mortgage servicing rights	5,813	Discounted cash flow	Discount rate	10.38%
			Constant prepayment rate	7.34%
			P&I earnings credit	3.73%
			T&I earnings credit	3.93%
			Inflation for cost of servicing	3.50%

IRLCs	15	Discounted cash flow	Loan closing rates	43% - 99%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2026, as compared to December 31, 2025.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2026, and at December 31, 2025.

Loan Commitments

The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2026, and at December 31, 2025, and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
June 30, 2026	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$138,152	$138,152	$138,152	$-	$-
Interest bearing time deposits	2,455	2,455	-	2,455	-
Loans held for sale	7,438	7,526	-	7,526	-
Loans, net of allowance for credit losses	1,173,164	1,143,351	-	-	1,143,351
Federal Reserve and FHLB Bank stock, at cost	5,502	5,502	-	5,502	-
Interest receivable	5,455	5,455	-	5,455	-

Financial liabilities
Deposits	$1,391,147	$1,390,543	$1,106,207	$284,336	$-
Repurchase agreements	6,732	6,732	-	6,732	-
FHLB advances	22,500	22,419	-	22,419	-
Trust preferred securities	10,310	9,299	-	9,299	-
Subordinated debt, net of issuance costs	19,763	19,857	-	19,857	-
Interest payable	2,470	2,470	-	2,470	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2025	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$71,543	$71,543	$71,543	$-	$-
Interest bearing time deposits	1,140	1,140	-	1,140	-
Loans held for sale	1,761	1,779	-	1,779	-
Loans, net of allowance for credit losses	1,164,477	1,127,003	-	-	1,127,003
Federal Reserve and FHLB Bank stock, at cost	5,610	5,610	-	5,610	-
Interest receivable	5,490	5,490	-	5,490	-

Financial liabilities
Deposits	$1,307,244	$1,307,177	$1,033,944	$273,233	$-
Repurchase agreements	9,230	9,230	-	9,230	-
FHLB advances	35,000	35,121	-	35,121	-
Trust preferred securities	10,310	8,644	-	8,644	-
Subordinated debt, net of issuance costs	19,739	19,051	-	19,051	-
Interest payable	2,460	2,460	-	2,460	-

NOTE 15 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and non-employee directors and advisory board members of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 248,362 shares had been granted under the plan as of June 30, 2026.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of June 30, 2026, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first six months of 2026.

On February 5, 2013, the Company adopted a Long Term Incentive Plan (the “LTI Plan”), which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three and six months ended June 30, 2026, was $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2025, was $0.2 million and $0.3 million, respectively.

As of June 30, 2026, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the six months ended June 30, 2026.

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2026	39,638	$19.05
Granted	41,222	22.14
Vested	(14,471)	18.62
Forfeited	(959)	18.52

Nonvested, June 30, 2026	65,430	$21.10

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

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, noninterest income, noninterest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cashflows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment, determining the allocation of resources, and in establishing management’s compensation. Information reported internally for performance assessment by the CODM is identical to that which is shown in the consolidated statements of income. All revenues were derived from banking operations for the six months ended June 30, 2026, and June 30, 2025, and there was no customer that accounted for more than 10% of the Company’s consolidated revenue.

NOTE 17 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at June 30, 2026, will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

Three Months Ended June 30, 2026, compared to Three Months Ended June 30, 2025

Net Income: Net income for the second quarter of 2026 was $4.5 million compared to net income of $3.9 million for the second quarter of 2025, an increase of $0.6 million, or 16.7 percent. Diluted earnings per share (“DEPS”) of $0.72 for the second quarter of 2026 were higher compared to the DEPS of $0.60 for the second quarter of 2025. Net income for the second quarter of 2026 was positively impacted by higher interest income on loans, partially offset by higher interest expense on deposits and wholesale borrowings. The quarter included a small impairment on Mortgage Servicing Rights (“OMSR”) of $0.05 million. Total noninterest income was $5.0 million and decreased slightly compared to the prior year second quarter. Mortgage loan volume was lower as compared to the prior year by 19 percent, with sales of originated mortgages for the second quarter of 2026 also down by 5 percent as compared to the same period in 2025.

Provision for Credit Losses: The second quarter provision for credit losses was $299,000 as compared to a $597,000 provision for the prior year second quarter. The Company had net chargeoffs of $193,000 for the second quarter of 2026 compared to net chargeoffs of $46,000 for the year-ago quarter. The provision expense included $200,000 of growth-related provision, and a provision $99,000 for the growth in unfunded commitments. Total delinquent loans ended the quarter at $3.8 million, or 0.32 percent of total loans.

Asset Quality Review – For the Period Ended	June 30,	June 30,
($ in thousands)	2026	2025
Net chargeoffs – QTD	$193	$46
Nonaccruing loans	3,486	5,872
OREO / Other Assets Owned (OAO)	936	284
Non-performing assets	4,422	6,156
Non-performing assets/Total assets	0.27%	0.41%
Allowance for credit losses/Total loans	1.38%	1.43%
Allowance for credit losses/Non-performing loans	470.3%	266.4%

Consolidated Revenue: Operating revenue, consisting of net interest income (“NII”) and noninterest income, was $17.9 million for the second quarter of 2026, an increase of $0.7 million, or 4.5 percent, from the $17.2 million generated during the second quarter of 2025.

NII for the second quarter of 2026 was $13.0 million, which was up $0.8 million from the prior year second quarter’s $12.1 million. Comparing the second quarter of 2026 to the prior year second quarter, the Company’s earning assets increased $112.5 million, but the average yield on earning assets decreased by 3 basis points. The net interest margin for the second quarter of 2026 was 3.43 percent compared to 3.48 percent for the second quarter of 2025. Funding costs (interest paid to consumers and other entities) for deposits and other interest-bearing liabilities for the second quarter of 2026 were 2.34 percent compared to 2.33 percent for the prior year second quarter.

Total noninterest income was $5.0 million for the second quarter of 2026, which decreased minimally compared to the prior year second quarter. Mortgage revenue decreased during the second quarter of 2026, as detailed below, however wealth management and customer service revenue were up compared to the prior year. Impairment of mortgage servicing rights decreased noninterest income by $0.05 million in the quarter, compared to a recapture of $0.16 million in the prior year second quarter. SBFG Title contributed revenue of $0.58 million in the second quarter of 2026, level compared to the prior year. Noninterest income as a percentage of average assets for the second quarter of 2026 was 1.24 percent compared to 1.35 percent for the prior year second quarter.

State Bank originated $79.3 million of mortgage loans during the second quarter of 2026 and sold $70.3 million, with $9.0 million of loans held for investment. This compares to $97.9 million originated for the second quarter of 2025, of which $74.3 million were sold with the remainder of loans held for investment. The second quarter 2026 originations and subsequent sales resulted in $1.5 million of gains, in line with the gains for the second quarter of 2025. Net mortgage banking revenue was $1.92 million for the second quarter of 2026 compared to $2.16 million for the second quarter of 2025.

Consolidated Noninterest Expense: Total noninterest expense for the second quarter of 2026 was $12.1 million, which was up $0.3 million compared to $11.9 million in the prior-year second quarter. The quarter included higher expenses related to incentive accruals and other employee benefits.

Income Taxes: Income taxes for the second quarter of 2026 were $1.01 million (18.3 percent) compared to $0.88 million (18.5 percent) for the second quarter of 2025.

Six Months Ended June 30, 2026, compared to Six Months Ended June 30, 2025

Net Income: Net income for the first six months of 2026 was $8.8 million compared to net income of $6.0 million for the first six months of 2025, an increase of $2.8 million, or 46 percent. DEPS of $1.41 for the first six months of 2026 were higher compared to the DEPS of $0.93 for the first six months of 2025. Net income for the first six months of 2026 was positively impacted by higher interest income on loans, partially offset by higher interest expense on deposits and wholesale borrowings. Total noninterest income increased slightly compared to the prior year at $9.7 million. Mortgage loan volume was higher as compared to the prior year by 7 percent, with sales of originated mortgages for the first six months of 2026 also higher by 9 percent as compared to the same period in 2025.

Provision for Credit Losses: The provision for credit losses for the first six months of 2026 was $513,000 as compared to a $984,000 provision for the prior year first six months. The Company had net chargeoffs of $219,000 for the first six months of 2026 compared to net chargeoffs of $130,000 for the year-ago first six months. The provision expense included $500,000 of growth-related provision, and a provision $13,000 for the growth in unfunded commitments.

Consolidated Revenue: Operating revenue, consisting of NII and noninterest income, was $35.4 million for the first six months of 2026, an increase of $2.8 million, or 9 percent, from the $32.6 million generated during the first six months of 2025.

NII for the first six months of 2026 was $25.7 million, which was up $2.3 million from the prior year first six months’ $23.4 million. Comparing the first six months of 2026 to the prior year, the Company’s earning assets increased $121.0 million, with the average yield on earning assets increasing by 1 basis point. The net interest margin for the first six months of 2026 was 3.45 percent compared to 3.43 percent for the first six months of 2025. Funding costs (interest paid to consumers and other entities) for deposits and other interest-bearing liabilities for the first six months of 2026 were 2.31 percent compared to 2.30 percent for the prior year first six months.

Total noninterest income was $9.7 million for the first six months of 2026, which increased 6 percent compared to the prior year first six months. Mortgage revenue increased during the first six months of 2026, as detailed below, with wealth management and customer service revenue also up compared to the prior year. Noninterest income as a percentage of average assets for the first six months of 2026 was 1.23 percent compared to 1.25 percent for the prior year first six months.

State Bank originated $145.7 million of mortgage loans during the first six months of 2026 and sold $123.7 million, with $22.0 million of loans held for investment. This compares to $137.7 million originated for the first six months of 2025, of which $113.6 million were sold with the remainder of loans held for investment. The 2026 YTD originations and subsequent sales resulted in $2.5 million of gains, up slightly from the gains for the first six months of 2025. Net mortgage banking revenue YTD was $3.75 million for 2026 compared to $3.62 million for YTD 2025.

Consolidated Noninterest Expense: Total noninterest expense for the first six months of 2026 was $24.1 million, which was down $0.2 million compared to $24.3 million in the prior-year first six months. The prior year included $0.75 million in expenses related to the conversion of Marblehead Bank.

Income Taxes: Income taxes for the first six months of 2026 were $1.99 million (18.5 percent) compared to $1.31 million (17.9 percent) for the first six months of 2025.

Changes in Financial Condition

Total assets at June 30, 2026, were $1.62 billion, up $74.7 million, or 4.8 percent, since December 31, 2025. Total loans, net of unearned income, were $1.19 billion as of June 30, 2026, up $9.0 million, or 0.8 percent, from year-end. Total deposits at June 30, 2026, were $1.39 billion, an increase of $83.9 million, or 6.4 percent, since 2025 year end.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $59.3 million at June 30, 2026. This was down from year-end 2025 when borrowed funds totaled $74.3 million. Total shareholders’ equity for the Company of $146.7 million now stands at 9.06 percent of total assets compared to the level at December 31, 2025, of $141.2 million, or 9.14 percent of total assets. Adjusting for the temporary impairment of Accumulated other comprehensive loss, total equity would increase to $168.6 million, or 10.41 percent of total assets. The allowance for credit losses of $16.4 million is up $0.28 million, or 1.7 percent from the December 2025 year-end level.

Capital Resources

As of June 30, 2026, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2026, that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of June 30, 2026, and December 31, 2025, are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026
Tier I Capital to average assets	$160,961	10.00%	$64,403	4.0%	$80,503	5.0%
Tier I Common equity capital to risk-weighted assets	$160,961	12.37%	$58,542	4.5%	$84,561	6.5%

Tier I Capital to risk-weighted assets	$160,961	12.37%	$78,056	6.0%	$104,075	8.0%
Total Risk-based capital to risk-weighted assets	$177,239	13.62%	$104,075	8.0%	$130,093	10.0%

As of December 31, 2025
Tier I Capital to average assets	$151,592	9.86%	$61,486	4.0%	$76,857	5.0%
Tier I Common equity capital to risk-weighted assets	$151,592	11.78%	$57,902	4.5%	$83,636	6.5%

Tier I Capital to risk-weighted assets	$151,592	11.78%	$77,202	6.0%	$102,937	8.0%
Total Risk-based capital to risk-weighted assets	$167,693	13.03%	$102,937	8.0%	$128,671	10.0%

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $327.1 million at June 30, 2026, compared to $263.1 million at December 31, 2025.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $988.1 million at June 30, 2026, and $978.2 million at December 31, 2025, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2026, all eligible commercial real estate, first mortgage residential, agricultural and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2026, and June 30, 2025, follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2026, and June 30, 2025. Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2026, and $3.1 million for the six months ended June 30, 2025. Highlights for the current year include $125.4 million in proceeds from the sale of loans, which is up $11.8 million from the prior year. Originations of loans held for sale was a use of cash of $129.4 million, which is up $11.1 million from the prior year . For the six months ended June 30, 2026, there was a gain on sale of loans of $2.7 million, and depreciation and amortization on premises and equipment of $1.2 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2026, and positive cash flows from investing activities for the six months ended June 30, 2025. Net cash used in investing activities was $2.9 million for the six months ended June 30, 2026, and net cash provided by investing activities was $7.2 million for the six months ended June 30, 2025. Highlights for the current year include a $10.3 million increase in loans and $2.5 million interest bearing time deposits purchased, mostly offset by $8.9 million in proceeds from maturing securities. The prior year activities include a $29.7 million increase in loans and $3.0 million paid for the Marblehead acquisition, net of cash acquired, offset by $11.5 million in proceeds from maturing securities, and $30.1 million in proceeds from the sale of securities which were acquired from Marblehead.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2026, and June 30, 2025. Net cash provided by financing activities was $65.6 million for the six months ended June 30, 2026, and $43.2 million for the six months ended June 30, 2025. Highlights for the current period include a $72.3 million increase in transaction deposits compared to a $32.2 million increase for the six months ended June 30, 2025. Repayments of Federal Home Loan Bank advances for the six months ended June 30, 2026, were $12.5 million, compared to $1.0 million for the prior year six-month period.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $988.1 million were pledged to meet FHLB collateralization requirements as of June 30, 2026. Based on the current collateralization requirements of the FHLB, the Company had approximately $180.9 million of additional borrowing capacity at June 30, 2026. The Company also had $41.0 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of June 30, 2026, the Company had commitments to sell mortgage loans totaling $19.9 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 18, 2024, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2026. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended June 30, 2026.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/01/26 - 04/30/26	9,125	$21.68	9,125	160,791
05/01/26 - 05/31/26	8,843	21.95	8,843	151,948
06/01/26 - 06/30/26	10,396	22.49	10,396	141,552
Total	28,364	$22.06	28,364	141,552

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits
3.1	–	Amended Articles of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.2	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 31-36785))
3.3	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997 (Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507))
3.4	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507))
3.5	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507))
3.6	–	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507))
3.7	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 0-13507))
3.8	–	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 31-36785))
3.9	–	Amended and Restated Regulations of the Company (Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507))
3.10	–	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009 (Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507))
31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101.INS	–	Inline XBRL Instance Document.
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: August 6, 2026	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President & Chief Financial Officer