Form 10-Q
period 2026-09-30
SB FINANCIAL GROUP, INC.
filed 2026-11-05
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	SBFG	The NASDAQ Stock Market, LLC
6,246,126 Outstanding at November 5, 2026		(NASDAQ Capital Market)

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	September 30, 2026 (unaudited)	December 31, 2025

Assets
Cash and due from banks	$102,427	$71,543
Interest bearing time deposits	1,715	1,140
Available-for-sale securities	177,767	188,626
Loans held for sale	5,391	1,761
Loans, net of unearned income	1,218,789	1,180,591
Allowance for credit losses	(16,377)	(16,114)
Premises and equipment, net	20,775	21,688
Federal Reserve and Federal Home Loan Bank Stock, at cost	5,674	5,610
Foreclosed assets and other assets held for sale, net	1,061	104
Interest receivable	5,989	5,490
Goodwill	27,158	27,158
Cash value of life insurance	32,469	32,208
Mortgage servicing rights	16,204	15,254
Other assets	15,449	10,308
Total assets	$1,614,491	$1,545,367

Liabilities and shareholders' equity

Liabilities
Deposits
Non interest bearing demand	$270,029	$254,063
Interest bearing demand	205,459	202,501
Savings	312,212	296,484
Money market	322,395	280,896
Time deposits	272,769	273,300
Total deposits	1,382,864	1,307,244

Repurchase agreements	6,285	9,230
Federal Home Loan Bank advances	22,500	35,000
Trust preferred securities	10,310	10,310
Subordinated debt net of issuance costs	19,775	19,739
Interest payable	2,572	2,460
Other liabilities	25,841	20,148
Total liabilities	1,470,147	1,404,131

Commitments & Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; authorized 200,000 shares; 2026 - 0 shares outstanding, 2025 - 0 shares outstanding	-	-
Common stock, no par value; 2026 - 10,500,000 shares authorized, 8,525,375 shares issued; 2025 - 10,500,000 shares authorized, 8,525,375 shares issued	61,319	61,319
Additional paid-in capital	15,178	15,160
Retained earnings	136,071	126,311
Accumulated other comprehensive loss	(27,138)	(21,481)
Treasury stock, at cost; (2026 - 2,277,327 common shares; 2025 - 2,249,417 common shares)	(41,086)	(40,073)
Total shareholders' equity	144,344	141,236
Total liabilities and shareholders' equity	$1,614,491	$1,545,367

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Interest Income
Loans
Taxable	$18,244	$16,449	$52,988	$47,752
Tax exempt	97	117	294	348
Securities
Taxable	1,004	1,097	3,039	3,399
Tax exempt	36	35	108	108
Other interest income	1,145	1,111	3,224	3,041
Total interest income	20,526	18,809	59,653	54,648
Interest Expense
Deposits	6,369	5,721	18,563	16,670
Repurchase agreements & other	6	28	27	73
Federal Home Loan Bank advance expense	230	369	749	1,097
Trust preferred securities expense	146	162	435	483
Subordinated debt expense	351	195	789	584
Total interest expense	7,102	6,475	20,563	18,907
Net Interest Income	13,424	12,334	39,090	35,741
Provision for credit losses - loans	-	300	500	974
Provision for unfunded commitments	127	(176)	140	134
Total provision for credit losses	127	124	640	1,108
Net interest income after provision for credit losses	13,297	12,210	38,450	34,633
Noninterest Income
Wealth management fees	954	912	2,850	2,635
Customer service fees	932	887	2,759	2,652
Gain on sale of mortgage loans & OMSR	1,262	1,328	3,781	3,743
Mortgage loan servicing fees, net	517	158	1,751	1,363
Gain on sale of non-mortgage loans	29	8	235	105
Title insurance income	514	544	1,576	1,523
Loss on sale of assets	(32)	-	(33)	-
Other income	475	407	1,431	1,378
Total noninterest income	4,651	4,244	14,350	13,399

Noninterest Expense
Salaries and employee benefits	7,339	6,198	20,440	19,030
Net occupancy expense	831	801	2,515	2,487
Equipment expense	1,205	1,188	3,675	3,381
Data processing fees	1,124	723	2,543	3,050
Professional fees	854	863	2,714	2,789
Marketing expense	358	174	890	529
Telephone and communications	119	123	363	387
Postage and delivery expense	149	157	482	401
State, local and other taxes	311	268	820	760
Employee expense	214	255	575	605
Other expense	653	748	2,206	2,341
Total noninterest expense	13,157	11,498	37,223	35,760
Income before income tax	4,791	4,956	15,577	12,272
Provision for income taxes	845	910	2,838	2,216
Net Income	$3,946	$4,046	$12,739	$10,056
Basic earnings per common share	$0.64	$0.64	$2.05	$1.57
Diluted earnings per common share	$0.63	$0.64	$2.04	$1.56
Average common shares outstanding (in thousands):
Basic:	6,194	6,297	6,210	6,408
Diluted:	6,218	6,311	6,230	6,427

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025

Net income	$3,946	$4,046	$12,739	$10,056
Other comprehensive income (loss)
Available for sale investment securities:
Gross unrealized holding gains (losses) arising in the period	(6,689)	2,633	(7,161)	8,636
Related tax (expense) benefit	1,405	(553)	1,504	(1,814)
Net effect on other comprehensive income (loss)	(5,284)	2,080	(5,657)	6,822
Total comprehensive income (loss)	$(1,338)	$6,126	$7,082	$16,878

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2026	$61,319	$15,160	$126,311	$(21,481)	$(40,073)	$141,236
Net income			4,296			4,296
Other comprehensive loss				(380)		(380)
Cash dividends on common, $0.155 per share			(976)			(976)
Restricted stock vesting		(250)			250	-
Repurchased stock (32,365 shares)					(676)	(676)
Stock based compensation expense		155				155
Balance, March 31, 2026	$61,319	$15,065	$129,631	$(21,861)	$(40,499)	$143,655
Net income			4,497			4,497
Other comprehensive income				7		7
Cash dividends on common, $0.16 per share			(1,003)			(1,003)
Repurchased stock (28,364 shares)					(626)	(626)
Stock based compensation expense		210				210
Balance, June 30, 2026	$61,319	$15,275	$133,125	$(21,854)	$(41,125)	$146,740
Net income			3,946			3,946
Other comprehensive loss				(5,284)		(5,284)
Cash dividends on common, $0.16 per share			(1,000)			(1,000)
Restricted stock vesting		(233)			233	-
Repurchased stock (7,313 shares)					(194)	(194)
Stock based compensation expense		136				136
Balance, September 30, 2026	$61,319	$15,178	$136,071	$(27,138)	$(41,086)	$144,344

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2025	$61,319	$15,194	$116,186	$(30,234)	$(34,957)	$127,508
Net income			2,158			2,158
Other comprehensive income				3,362		3,362
Cash dividends on common, $0.145 per share			(947)			(947)
Restricted stock vesting		(396)			396	-
Repurchased stock (33,478 shares)					(712)	(712)
Stock based compensation expense		157				157
Balance, March 31, 2025	$61,319	$14,955	$117,397	$(26,872)	$(35,273)	$131,526
Net income			3,852			3,852
Other comprehensive income				1,380		1,380
Cash dividends on common, $0.15 per share			(976)			(976)
Repurchased stock (124,495 shares)					(2,318)	(2,318)
Stock based compensation expense		184				184
Balance, June 30, 2025	$61,319	$15,139	$120,273	$(25,492)	$(37,591)	$133,648
Net income			4,046			4,046
Other comprehensive income				2,080		2,080
Cash dividends on common, $0.15 per share			(949)			(949)
Restricted stock vesting		(174)			174	-
Repurchased stock (101,030 shares)					(2,007)	(2,007)
Stock based compensation expense		121				121
Balance, September 30, 2025	$61,319	$15,086	$123,370	$(23,412)	$(39,424)	$136,939

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Operating Activities
Net Income	$12,739	$10,056
Items not requiring (providing) cash
Depreciation and amortization	1,715	1,636
Provision for credit losses	640	1,108
Expense of share-based compensation plan	501	462
Amortization of premiums and discounts on securities	312	321
Amortization of intangible assets	178	178
Amortization of originated mortgage servicing rights	1,498	1,218
Recovery of mortgage servicing rights	(441)	131
Proceeds from sale of loans held for sale	192,262	180,000
Originations of loans held for sale	(193,647)	(175,946)
Gain from sale of loans	(4,016)	(3,848)
Loss on sale of assets	33	-
Changes in
Interest receivable	(499)	(547)
Other assets	(5,985)	4,582
Interest payable & other liabilities	7,279	(3,582)
Net cash provided by operating activities	12,569	15,769
Investing Activities
Purchases of available-for-sale securities	(11,034)	(100)
Purchases of interest bearing time deposits	(2,450)	(950)
Proceeds from maturities of interest bearing time deposits	1,875	490
Proceeds from maturities of available-for-sale securities	14,421	16,813
Proceeds from sales of available-for-sale securities	-	30,121
Net change in loans	(39,740)	(45,570)
Purchase of premises, equipment	(842)	(1,904)
Proceeds from sales of premises, equipment	48	-
Proceeds from bank owned life insurance	330	-
Purchase of bank owned life insurance	-	(800)
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(823)	(126)
Proceeds from sale of Federal Home Loan Bank Stock	759	-
Proceeds from sale of foreclosed assets	71	57
Acquisition, net of cash acquired (paid)	-	(3,014)
Net cash used in investing activities	(37,385)	(4,983)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	76,151	46,733
Net increase (decrease) in time deposits	(531)	10,096
Net increase (decrease) in securities sold under agreements to repurchase	(2,945)	391
Repayment of Federal Home Loan Bank advances	(12,500)	(1,000)
Stock repurchase plan	(1,496)	(5,037)
Cash dividends on common shares	(2,979)	(2,872)
Net cash provided by financing activities	55,700	48,311
Increase in cash and cash equivalents	30,884	59,097
Cash and cash equivalents, beginning of period	71,543	25,928
Cash and cash equivalents, end of period	$102,427	$85,025
Supplemental cash flow information
Interest paid	$20,563	$19,295
Income taxes paid	$2,925	$425
Supplemental non-cash disclosure
Transfer of loans to loans held for sale	$236	$-
Transfer of loans to foreclosed assets	$1,069	$294
In conjunction with the Marblehead acquisition, liabilities assumed were:
Fair value of assets acquired	$-	$59,161
Cash paid in acquisition	-	(5,009)
Liabilities assumed	$-	$54,152

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (“SBFG”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, including The State Bank and Trust Company (“State Bank”), SBFG Title, LLC (“SBFG Title”), and SB Captive, Inc. (“SB Captive”). State Bank owns all of the outstanding stock of SBT Insurance, LLC (“SBI”).

The condensed consolidated financial statements include the accounts of SBFG, State Bank, SBFG Title, SB Captive and SBI (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the nine months ended September 30, 2026, are not necessarily indicative of results for the complete year.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires tabular disclosure of certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, with retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company's consolidated financial statements.

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

	Three Months Ended September 30,
($ and outstanding shares in thousands - except per share data)	2026	2025

Distributed earnings allocated to common shares	$1,000	$949
Undistributed earnings allocated to common shares	2,937	3,091

Net earnings allocated to common shares	3,937	4,040
Net earnings allocated to participating securities	9	6

Net Income allocated to common shares and participating securities	$3,946	$4,046

Weighted average shares outstanding for basic earnings per share	6,194	6,297
Dilutive effect of stock compensation	24	14

Weighted average shares outstanding for diluted earnings per share	6,218	6,311

Basic earnings per common share	$0.64	$0.64

Diluted earnings per common share	$0.63	$0.64

	Nine Months Ended September 30,
($ and outstanding shares in thousands - except per share data)	2026	2025

Distributed earnings allocated to common shares	$2,979	$2,872
Undistributed earnings allocated to common shares	9,730	7,164

Net earnings allocated to common shares	12,709	10,036
Net earnings allocated to participating securities	30	20

Net Income allocated to common shares and participating securities	$12,739	$10,056

Weighted average shares outstanding for basic earnings per share	6,210	6,408
Dilutive effect of stock compensation	20	19

Weighted average shares outstanding for diluted earnings per share	6,230	6,427

Basic earnings per common share	$2.05	$1.57

Diluted earnings per common share	$2.04	$1.56

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

The following table summarizes the fair value of the total consideration transferred as part of the acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction. Management evaluated any relevant information that might impact fair value and finalized all of the allocations prior to the end of the one-year measurement period for finalizing the purchase price allocation.

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

Note 4 – AVAILABLE-FOR-SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2026, and at December 31, 2025, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value

September 30, 2026
U.S. Treasury and Government agencies	$15,408	$-	$(558)	$14,850
Mortgage-backed securities	171,230	4	(31,086)	140,148
State and political subdivisions	10,531	-	(1,817)	8,714
Other corporate securities	14,950	-	(895)	14,055
Totals	$212,119	$4	$(34,356)	$177,767

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury and Government agencies	$5,687	$3	$(487)	$5,203
Mortgage-backed securities	184,588	5	(24,641)	159,952
State and political subdivisions	10,842	8	(1,001)	9,849
Other corporate securities	14,700	-	(1,078)	13,622
Totals	$215,817	$16	$(27,207)	$188,626

The amortized cost and fair value of securities available-for-sale at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$10,027	$10,026
Due after one year through five years	11,513	10,641
Due after five years through ten years	13,528	12,433
Due after ten years	5,821	4,519
	40,889	37,619
Mortgage-backed securities	171,230	140,148

Totals	$212,119	$177,767

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $151.4 million at September 30, 2026, and $115.1 million at December 31, 2025. The fair value of securities delivered for repurchase agreements was $9.9 million at September 30, 2026, and $26.0 million at December 31, 2025.

There were no realized gains or losses from sales of available-for-sale securities for the nine months ended September 30, 2026, and September 30, 2025.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments was $177.1 million at September 30, 2026, and $187.0 million at December 31, 2025, which consisted of 133 securities, or approximately 93 percent, and 125 securities, or approximately 99 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026, and at December 31, 2025, are as follows:

		Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
U.S. Treasury and Government agencies	10	$10,643	$(8)	$4,207	$(550)	$14,850	$(558)
Mortgage-backed securities	90	6	(1)	139,951	(31,085)	139,957	(31,086)
State and political subdivisions	20	2,420	(109)	6,294	(1,708)	8,714	(1,817)
Other corporate securities	13	-	-	13,555	(895)	13,555	(895)

Totals	133	$13,069	$(118)	$164,007	$(34,238)	$177,076	$(34,356)

		Less than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. Treasury and Government agencies	5	$-	$-	$5,100	$(487)	$5,100	$(487)
Mortgage-backed securities	89	-	-	159,690	(24,641)	159,690	(24,641)
State and political subdivisions	18	-	-	8,634	(1,001)	8,634	(1,001)
Other corporate securities	13	-	-	13,622	(1,078)	13,622	(1,078)

Totals	125	$-	$-	$187,046	$(27,207)	$187,046	$(27,207)

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

Changes in the ACL are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. At September 30, 2026, and December 31, 2025, no ACL on available-for-sale securities was recorded.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $0.6 million at September 30, 2026, and $0.6 million at December 31, 2025. Should the decline in fair value be the result of credit losses or other factors, the security would be moved to nonaccrual status and all accrued interest reversed.

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

The following table summarizes the composition of the loan portfolio:

	Total Loans
($ in thousands)	2026	2025

Commercial & industrial	$106,916	$113,878
Commercial real estate - owner occupied	164,062	161,086
Commercial real estate - nonowner occupied	476,065	435,897
Agricultural	83,804	76,514
Residential real estate	294,321	304,741
Home equity line of credit (HELOC)	75,224	69,173
Consumer	18,397	19,302

Total loans	1,218,789	1,180,591
Allowance for credit losses	(16,377)	(16,114)

Loans, net	$1,202,412	$1,164,477

The totals shown above are net of accretable discounts on acquired loans and deferred loan fees and costs, which totaled $0.31 million at September 30, 2026, and $0.55 million at December 31, 2025.

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

Commercial Real Estate (Owner and Nonowner Occupied)

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner occupied versus nonowner occupied commercial real estate loans.

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

Residential Real Estate, HELOC and Consumer

Residential and consumer loans consist of two segments – residential mortgage loans and personal loans. Residential mortgage loans are secured by 1-4 family residences and are generally owner occupied, and the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity lines of credit (“HELOCs”) are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that these loans are of smaller individual amounts and spread over a large number of borrowers.

Allowance for Credit Losses (ACL)

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes that the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

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

Accrued interest receivable related to loans totaled $4.3 million at September 30, 2026, and $3.7 million at December 31, 2025, and is excluded from the estimate of credit losses.

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

The Company utilizes a Discounted Cash Flow (“DCF”) method to estimate the quantitative portion of the ACL for all loan pools evaluated on a collective pooled basis, with the exception of the credit card and consumer loan portfolios, which are estimated using the Remaining Life Method. For each segment, a Loss Driver Analysis (“LDA”) is performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilizes the Company’s own Federal Financial Institutions Examination Council’s ("FFIEC") Call Report data, as well as peer institution data.

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. The Company’s own loan-level loss data from January 2016 through September 30, 2026, contained within the model was supplemented with peer data in most loan pools as there was not sufficient loan-level detail from prior cycles reflecting similar economic conditions as the forecasted loss drivers to result in a sound calculation.

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

The following tables summarize the activity related to the ACL for the three and nine months ended September 30, 2026, and September 30, 2025, and for the twelve months ended December 31, 2025.

($ in thousands) For the three months ended September 30, 2026	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,246	$-	$(62)	$56	$-	$2,240
Commercial real estate - owner occupied	2,100	-	(40)	-	-	2,060
Commercial real estate - nonowner occupied	7,042	-	-	-	-	7,042
Agricultural	325	-	-	-	-	325
Residential real estate	3,843	-	-	43	-	3,886
HELOC	596	-	-	15	-	611
Consumer	243	-	(31)	1	-	213
Total	$16,395	$-	$(133)	$115	$-	$16,377

($ in thousands) For the nine months ended September 30, 2026	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$1,821	$-	$(62)	$56	$425	$2,240
Commercial real estate - owner occupied	2,233	-	(231)	-	58	2,060
Commercial real estate - nonowner occupied	6,846	-	-	-	196	7,042
Agricultural	308	-	-	-	17	325
Residential real estate	3,931	-	-	43	(88)	3,886
HELOC	673	-	-	15	(77)	611
Consumer	302	-	(69)	11	(31)	213
Total	$16,114	$-	$(362)	$125	$500	$16,377

($ in thousands) For the three months ended September 30, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision (benefit) for Credit Losses	Balance, end of period

Commercial & industrial	$1,928	$-	$-	$-	$(16)	$1,912
Commercial real estate - owner occupied	1,837	-	-	-	63	1,900
Commercial real estate - nonowner occupied	6,533	-	-	-	170	6,703
Agricultural	244	-	-	-	8	252
Residential real estate	4,247	-	-	-	(33)	4,214
HELOC	633	-	-	3	34	670
Consumer	223	-	(11)	6	74	292
Total	$15,645	$-	$(11)	$9	$300	$15,943

($ in thousands) For the nine months ended September 30, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision (benefit) for Credit Losses	Balance, end of period

Commercial & industrial	$2,666	$5	$(61)	$-	$(698)	$1,912
Commercial real estate - owner occupied	1,806	-	-	-	94	1,900
Commercial real estate - nonowner occupied	5,721	-	-	2	980	6,703
Agricultural	884	-	-	-	(632)	252
Residential real estate	3,330	-	-	-	884	4,214
HELOC	520	-	(4)	3	151	670
Consumer	169	-	(81)	9	195	292
Total	$15,096	$5	$(146)	$14	$974	$15,943

($ in thousands) For the twelve months ended December 31, 2025	Balance, beginning of period	Initial allowance for credit losses on acquired PCD loans	Chargeoffs	Recoveries	Provision for Credit Losses	Balance, end of period

Commercial & industrial	$2,666	$5	$(177)	$-	$(673)	$1,821
Commercial real estate - owner occupied	1,806	-	-	-	427	2,233
Commercial real estate - nonowner occupied	5,721	-	-	2	1,123	6,846
Agricultural	884	-	-	-	(576)	308
Residential real estate	3,330	-	(17)	1	617	3,931
HELOC	520	-	(4)	3	154	673
Consumer	169	-	(81)	12	202	302
Total	$15,096	$5	$(279)	$18	$1,274	$16,114

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

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2026, and December 31, 2025.

($ in thousands)	Collateral Type			Allocated
September 30, 2026	Real Estate	Other	Total	Allowance

Commercial & industrial	$320	$936	$1,256	$229
Commercial real estate - nonowner occupied	99	-	99	-
Residential real estate	349	-	349	-
Total	$768	$936	$1,704	$229

($ in thousands)	Collateral Type			Allocated
December 31, 2025	Real Estate	Other	Total	Allowance

Commercial & industrial	$1,367	$673	$2,040	$67
Commercial real estate - owner occupied	429	-	429	13
Commercial real estate - nonowner occupied	342	-	342	-
Residential real estate	561	-	561	17
Total	$2,699	$673	$3,372	$97

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of September 30, 2026.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
September 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$12,591	$15,506	$16,179	$5,776	$5,487	$18,628	$30,141	$914	$105,222
Special Mention (5)	-	22	-	-	-	101	-	170	293
Substandard (6)	-	-	-	225	152	97	-	347	821
Doubtful (7)	-	-	123	153	-	204	-	100	580
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$12,591	$15,528	$16,302	$6,154	$5,639	$19,030	$30,141	$1,531	$106,916
Current period gross chargeoffs	$-	$-	$-	$-	$-	$62	$-	$-	$62

Commercial real estate - owner occupied
Pass (1 - 4)	$28,772	$53,470	$11,674	$18,794	$10,633	$38,878	$1,408	$433	$164,062
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$28,772	$53,470	$11,674	$18,794	$10,633	$38,878	$1,408	$433	$164,062
Current period gross chargeoffs	$-	$-	$-	$-	$-	$231	$-	$-	$231

Commercial real estate - nonowner occupied
Pass (1 - 4)	$79,949	$94,488	$97,370	$31,669	$45,729	$115,594	$10,160	$1,007	$475,966
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	99	-	-	99
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$79,949	$94,488	$97,370	$31,669	$45,729	$115,693	$10,160	$1,007	$476,065
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$12,330	$16,409	$4,380	$5,701	$11,342	$15,216	$18,414	$12	$83,804
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$12,330	$16,409	$4,380	$5,701	$11,342	$15,216	$18,414	$12	$83,804
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$20,667	$23,112	$22,398	$27,701	$86,485	$112,352	$1	$-	$292,716
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	243	176	1,186	-	-	1,605
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$20,667	$23,112	$22,398	$27,944	$86,661	$113,538	$1	$-	$294,321
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit (HELOC)
Pass (1 - 4)	$-	$583	$56	$253	$376	$781	$66,495	$6,346	$74,890
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	18	74	242	334
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$-	$583	$56	$253	$376	$799	$66,569	$6,588	$75,224
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass (1 - 4)	$3,625	$4,825	$632	$716	$944	$817	$6,800	$-	$18,359
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	37	-	1	-	-	-	-	38
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$3,625	$4,862	$632	$717	$944	$817	$6,800	$-	$18,397
Current period gross chargeoffs	$-	$-	$5	$1	$-	$-	$63	$-	$69

Total Loans
Pass (1 - 4)	$157,934	$208,393	$152,689	$90,610	$160,996	$302,266	$133,419	$8,712	$1,215,019
Special Mention (5)	-	22	-	-	-	101	-	170	293
Substandard (6)	-	37	-	469	328	1,400	74	589	2,897
Doubtful (7)	-	-	123	153	-	204	-	100	580
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$157,934	$208,452	$152,812	$91,232	$161,324	$303,971	$133,493	$9,571	$1,218,789
Current period gross chargeoffs	$-	$-	$5	$1	$-	$293	$63	$-	$362

The following table presents loan balances by credit quality indicators and gross chargeoffs by loan category and year of origination as of December 31, 2025.

($ in thousands)	Term Loans by Year of Origination						Revolving	Revolving Loans Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total

Commercial & industrial
Pass (1 - 4)	$17,280	$18,882	$7,189	$9,298	$8,971	$14,998	$33,505	$561	$110,684
Special Mention (5)	-	30	-	-	231	116	25	517	919
Substandard (6)	-	-	310	153	-	155	99	62	779
Doubtful (7)	-	121	153	433	204	481	-	104	1,496
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$17,280	$19,033	$7,652	$9,884	$9,406	$15,750	$33,629	$1,244	$113,878
Current period gross chargeoffs	$-	$116	$-	$-	$-	$33	$28	$-	$177

Commercial real estate - owner occupied
Pass (1 - 4)	$50,318	$21,967	$21,273	$14,931	$19,387	$31,347	$1,204	$228	$160,655
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	431	-	-	431
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$50,318	$21,967	$21,273	$14,931	$19,387	$31,778	$1,204	$228	$161,086
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - nonowner occupied
Pass (1 - 4)	$107,361	$96,667	$39,358	$48,962	$35,737	$98,539	$8,058	$969	$435,651
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	141	-	105	-	-	246
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$107,361	$96,667	$39,358	$49,103	$35,737	$98,644	$8,058	$969	$435,897
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass (1 - 4)	$19,218	$4,810	$6,313	$12,609	$9,812	$7,772	$15,968	$12	$76,514
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	-	-	-	-
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$19,218	$4,810	$6,313	$12,609	$9,812	$7,772	$15,968	$12	$76,514
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Pass (1 - 4)	$28,287	$23,003	$36,413	$92,889	$68,439	$54,268	$1	$-	$303,300
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	257	96	236	852	-	-	1,441
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$28,287	$23,003	$36,670	$92,985	$68,675	$55,120	$1	$-	$304,741
Current period gross chargeoffs	$-	$-	$-	$-	$-	$17	$-	$-	$17

Home equity line of credit (HELOC)
Pass (1 - 4)	$605	$62	$260	$391	$295	$497	$60,294	$6,560	$68,964
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	-	-	-	-	35	81	93	209
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$605	$62	$260	$391	$295	$532	$60,375	$6,653	$69,173
Current period gross chargeoffs	$-	$-	$-	$-	$-	$4	$-	$-	$4

Consumer
Pass (1 - 4)	$6,935	$1,082	$1,249	$1,670	$645	$467	$7,239	$-	$19,287
Special Mention (5)	-	-	-	-	-	-	-	-	-
Substandard (6)	-	6	-	9	-	-	-	-	15
Doubtful (7)	-	-	-	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-	-	-	-
Total	$6,935	$1,088	$1,249	$1,679	$645	$467	$7,239	$-	$19,302
Current period gross chargeoffs	$-	$2	$4	$-	$-	$-	$75	$-	$81

Total Loans
Pass (1 - 4)	$230,004	$166,473	$112,055	$180,750	$143,286	$207,888	$126,269	$8,330	$1,175,055
Special Mention (5)	-	30	-	-	231	116	25	517	919
Substandard (6)	-	6	567	399	236	1,578	180	155	3,121
Doubtful (7)	-	121	153	433	204	481	-	104	1,496
Loss (8)	-	-	-	-	-	-	-	-	-
Total Loans	$230,004	$166,630	$112,775	$181,582	$143,957	$210,063	$126,474	$9,106	$1,180,591
Current period gross chargeoffs	$-	$118	$4	$-	$-	$54	$103	$-	$279

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2026, and December 31, 2025.

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
($ in thousands)	Past Due	Past Due	Past Due	Due	Current	Total Loans
September 30, 2026
Commercial & industrial	$-	$-	$894	$894	$106,022	$106,916
Commercial real estate - owner occupied	-	1	-	1	164,061	164,062
Commercial real estate - nonowner occupied	43	-	99	142	475,923	476,065
Agricultural	-	-	-	-	83,804	83,804
Residential real estate	7	725	1,043	1,775	292,546	294,321
HELOC	577	170	249	996	74,228	75,224
Consumer	37	134	38	209	18,188	18,397
Total Loans	$664	$1,030	$2,323	$4,017	$1,214,772	$1,218,789

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past
	Past Due	Past Due	Past Due	Due	Current	Total Loans
December 31, 2025
Commercial & industrial	$394	$-	$2,009	$2,403	$111,475	$113,878
Commercial real estate - owner occupied	51	-	429	480	160,606	161,086
Commercial real estate - nonowner occupied	39	141	201	381	435,516	435,897
Agricultural	-	-	-	-	76,514	76,514
Residential real estate	51	1,086	629	1,766	302,975	304,741
HELOC	338	74	88	500	68,673	69,173
Consumer	214	110	10	334	18,968	19,302
Total Loans	$1,087	$1,411	$3,366	$5,864	$1,174,727	$1,180,591

All loans past due 90 days are systematically placed on nonaccrual status.

When a loan is moved to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on nonaccrual loans may be realized once all contractual principal amounts are received. It is at the discretion of management to determine when a loan is placed back on accrual status once a borrower establishes a history of six consecutive timely principal and interest payments. The categories of nonaccrual loans as of September 30, 2026, and December 31, 2025, are presented in the following tables.

	September 30, 2026
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$910	$146	$1,056
Commercial real estate - owner occupied	-	-	-
Commercial real estate - nonowner occupied	99	-	99
Agricultural	-	-	-
Residential real estate	349	1,151	1,500
Home equity line of credit (HELOC)	-	330	330
Consumer	-	138	138

Total loans	$1,358	$1,765	$3,123

	December 31, 2025
($ in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans

Commercial & industrial	$2,074	$182	$2,256
Commercial real estate - owner occupied	-	429	429
Commercial real estate - nonowner occupied	342	-	342
Agricultural	-	-	-
Residential real estate	1,227	103	1,330
Home equity line of credit (HELOC)	210	-	210
Consumer	12	-	12

Total loans	$3,865	$714	$4,579

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the borrowers short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this note. The Company had no material modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2026. The Company did not modify any loans made to borrowers experiencing financial difficulty for the nine months ended September 30, 2025.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company had modified an existing loan as of September 30, 2026, and September 30, 2025. The Company monitors loan payments on an ongoing basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and its ability to generate positive cash flows during the loan term. For the nine months ended September 30, 2026, and September 30, 2025, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Foreclosures

At September 30, 2026, the Company had $0.5 million in residential real estate loans in the process of foreclosure compared to $0.3 million at December 31, 2025.

Unfunded Loan Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when the extension of credit is not unconditionally cancellable (i.e. the commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL for loans. The allowance for credit losses for unfunded loan commitments of $1.5 million at September 30, 2026, is classified on the balance sheet within Other liabilities.

The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and nine months ended September 30, 2026, and September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Balance, beginning of period	$1,385	$1,650	$1,372	$1,340
Adjustment for acquired loans	-	-	-	3
Provision for unfunded commitments	127	(176)	140	131
Balance, end of period	$1,512	$1,474	$1,512	$1,474

NOTE 6 – GOODWILL

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$27,158	$27,158	$27,158	$23,239
Acquired goodwill	-	-	-	3,919
Ending balance	$27,158	$27,158	$27,158	$27,158

Goodwill is not amortized, but is evaluated for impairment annually as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. As of September 30, 2026, and December 31, 2025, the carrying amount of goodwill was $27.2 million. The acquisition of Marblehead on January 17, 2025, resulted in the acquisition of approximately $3.9 million in goodwill.

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

Goodwill was assessed for impairment using a qualitative test performed as of September 30, 2026. The estimated fair value of the reporting unit was higher than the net carrying value, which management believes indicates that no goodwill impairment existed as of September 30, 2026. No events or circumstances since September 30, 2026, were noted that would indicate it was more likely than not a goodwill impairment exists.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.52 billion at September 30, 2026, and $1.48 billion at December 31, 2025. Contractually specified servicing fees of $0.9 million and $2.8 million were included in mortgage loan servicing fees in the condensed consolidated income statement for the three and nine months ended September 30, 2026, respectively. Servicing fees of $0.9 million and $2.7 million were included in the condensed consolidated income statement for the three and nine months ended September 30, 2025, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025

Carrying amount, beginning of period	$15,953	$15,458	$15,254	$14,868
Mortgage servicing rights capitalized during the period	680	646	2,007	1,828
Mortgage servicing rights amortization during the period	(472)	(456)	(1,498)	(1,218)
Net change in valuation allowance	43	(301)	441	(131)
Carrying amount, end of period	$16,204	$15,347	$16,204	$15,347

Valuation allowance:
Beginning of period	$77	$16	$475	$186
Increase (reduction)	(43)	301	(441)	131
End of period	$34	$317	$34	$317

Fair value, beginning of period	$19,475	$19,108	$17,964	$17,782
Fair value, end of period	$19,093	$18,315	$19,093	$18,315

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

Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third-party investors and enters into Interest Rate Lock Commitments (“IRLCs”) with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income in the condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and included in Other assets on the condensed consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and included in Other liabilities on the condensed consolidated balance sheets.

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of September 30, 2026, and December 31, 2025.

	September 30, 2026		December 31, 2025
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$121,204	$5,239	$118,701	$1,465
IRLCs	-	-	10,701	15
Forward contracts	13,750	232	-	-
Total contracts	$134,954	$5,471	$129,402	$1,480

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$121,204	$(5,239)	$118,701	$(1,465)
IRLCs	9,393	(151)	-	-
Forward contracts	-	-	11,000	(30)
Total contracts	$130,597	$(5,390)	$129,701	$(1,495)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC or forward contract and the balance sheet date.

The following table presents the amounts included in the condensed consolidated statements of income for non-hedging derivative financial instruments for the three and nine months ended September 30, 2026, and 2025.

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	Statement of income classification	2026	2025	2026	2025
Interest rate swap contracts	Other income	$-	$33	$120	$275
IRLCs	Gain on sale of mortgage loans & OMSR	(155)	136	(166)	(31)
Forward contracts	Gain on sale of mortgage loans & OMSR	258	(44)	262	(17)

The following table shows the offsetting of financial assets and derivative assets at September 30, 2026, and at December 31, 2025.

	Gross amounts of	Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized assets	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2026
Interest rate swaps	$5,239	$-	$5,239	$-	$5,210	$29

December 31, 2025
Interest rate swaps	$2,525	$1,060	$1,465	$-	$1,220	$245

The following table shows the offsetting of financial liabilities and derivative liabilities at September 30, 2026, and at December 31, 2025.

	Gross amounts of	Gross amounts offset in the	Net amounts of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	recognized liabilities	consolidated balance sheet	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
September 30, 2026
Interest rate swaps	$5,239	$-	$5,239	$-	$-	$5,239

December 31, 2025
Interest rate swaps	$2,525	$1,060	$1,465	$-	$-	$1,465

NOTE 9 – DEPOSITS

Major classification of deposits at September 30, 2026, and at December 31, 2025, were as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Non interest bearing demand	$270,029	$254,063
Interest bearing demand	205,459	202,501
Savings	312,212	296,484
Money market	322,395	280,896
Time deposits $250,000 or less	206,233	219,939
Time deposits greater than $250,000	66,536	53,361
Total Deposits	$1,382,864	$1,307,244

Included in time deposits at September 30, 2026, and at December 31, 2025, were $28.6 million and $49.9 million, respectively, of reciprocal deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).

NOTE 10 – SHORT-TERM BORROWINGS

($ in thousands)	September 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$6,285	$9,230

The Company has retail repurchase (“REPO”) agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank (“FHLB”). These securities have various maturity dates from 2028 through 2051. As of September 30, 2026, these REPO agreements were secured by securities with a fair value totaling $9.9 million. The maximum amount of outstanding agreements at any month end during the periods ending September 30, 2026, and December 31, 2025, was $10.8 million and $16.7 million, respectively. The monthly average of such agreements totaled $8.3 million and $12.0 million as of September 30, 2026, and December 31, 2025, respectively. The REPO agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window (“Discount Window”) by pledging either securities or loans as collateral. At both September 30, 2026, and December 31, 2025, there were no borrowings drawn or securities pledged at the Discount Window.

At both September 30, 2026, and December 31, 2025, the Company had $41.0 million in federal funds lines, of which none was drawn.

NOTE 11 – FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Company’s FHLB advances were secured by $352.2 million in 1-4 family mortgage loans at September 30, 2026, and $313.1 million at December 31, 2025. Advances consisted of fixed interest rates from 3.75 to 4.45 percent. Fixed rate advances are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at September 30, 2026, were:

($ in thousands)	Debt
2026	$-
2027	5,000
2028	17,500
Total	$22,500

NOTE 12 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is currently based upon the 3-month CME Group Benchmark Administration (“CME”) Term Secured Overnight Financing Rate ("SOFR") as adjusted by the relevant spread adjustment plus 1.80 percent and are included in interest expense in the condensed consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at any time without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of both September 30, 2026, and December 31, 2025, was $10.3 million, with a maturity date of September 15, 2035.

NOTE 13 – SUBORDINATED DEBT

On May 27, 2021, the Company entered into Subordinated Note Purchase Agreements with qualified institutional buyers and accredited investors pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 3.65% Fixed to Floating Rate Subordinated Notes due in 2031 (the "Notes"). The Notes were sold by the Company in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.

The Notes mature on June 1, 2031, and held a fixed interest rate of 3.65% through May 31, 2026. On June 1, 2026, the Notes moved into the floating rate period where the interest rate resets quarterly to an interest rate per annum, equal to the then-current-three-month CME term SOFR plus 296 basis points until the maturity date or earlier redemption of the Notes. At September 30, 2026, the interest rate on the Notes was 6.72%. The Company may redeem the Notes after June 1, 2026, in whole at any time, or in part from time to time, at a redemption price equal to 100 percent of the outstanding principal amount to be redeemed, plus accrued but unpaid interest thereon to but excluding the redemption date. Any redemption of the Notes will be subject to prior regulatory approval. The Company incurred debt issuance costs for placement fees, legal and other out-of-pocket expenses of approximately $0.5 million, which are being amortized over the life of the Notes.

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

The following tables present assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2026, and at December 31, 2025.

($ in thousands)	Fair value at September 30, 2026	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$14,850	$-	$14,850	$-
Mortgage-backed securities	140,148	-	140,148	-
State and political subdivisions	8,714	-	8,714	-
Other corporate securities	14,055	-	14,055	-
Interest rate contracts - assets	5,239	-	5,239	-
Interest rate contracts - liabilities	(5,239)	-	(5,239)	-
Forward contracts	232	232	-	-
IRLCs	(151)	-	-	(151)

($ in thousands)	Fair value at December 31, 2025	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$5,203	$-	$5,203	$-
Mortgage-backed securities	159,952	-	159,952	-
State and political subdivisions	9,849	-	9,849	-
Other corporate securities	13,622	-	13,622	-
Interest rate contracts - assets	1,465	-	1,465	-
Interest rate contracts - liabilities	(1,465)	-	(1,465)	-
Forward contracts	(30)	(30)	-	-
IRLCs	15	-	-	15

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026, and 2025.

	for the Three Months Ended September 30,		for the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest rate lock commitments
Balance at beginning of period	$4	$(188)	$15	$(21)
Change in fair value	(155)	136	(166)	(31)
Balance at end of period	$(151)	$(52)	$(151)	$(52)

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Individually evaluated Loans, Net of ACL

The estimated fair value of collateral-dependent individually evaluated loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by management. Appraisers are selected from an approved list which is maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All individually evaluated loans held by the Company were collateral dependent at September 30, 2026, and at December 31, 2025.

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

($ in thousands)	Fair value at September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$377	$-	$-	$377

($ in thousands)	Fair value at December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent
Individually evaluated loans	$955	$-	$-	$955
Mortgage servicing rights	5,813	-	-	5,813

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at			Range
($ in thousands)	September 30, 2026	Valuation technique	Unobservable inputs	(weighted- average)

Mortgage servicing rights	$377	Discounted cash flow	Discount rate	11.39%
			Constant prepayment rate	5.98%
			P&I earnings credit	3.81%
			T&I earnings credit	3.89%
			Inflation for cost of servicing	2.50%

IRLCs	(151)	Discounted cash flow	Loan closing rates	42% - 99%

	Fair value at			Range
($ in thousands)	December 31, 2025	Valuation technique	Unobservable inputs	(weighted- average)

Collateral-dependent
individually evaluated loans	$955	Market comparable properties	Comparability adjustments (%)	1 - 19% (12%)
Mortgage servicing rights	5,813	Discounted cash flow	Discount rate	10.38%
			Constant prepayment rate	7.34%
			P&I earnings credit	3.73%
			T&I earnings credit	3.93%
			Inflation for cost of servicing	3.50%

IRLCs	15	Discounted cash flow	Loan closing rates	43% - 99%

Some inputs are changed to reflect market assumptions for the reported period; however, there were no changes in valuation techniques used to determine fair value at September 30, 2026, as compared to December 31, 2025.

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

Deposits, Short-Term Borrowings, and FHLB Advances

Deposits include demand deposits, savings accounts, and certain money market deposits. Short-term borrowings include federal funds borrowed and REPO agreements. The carrying amount of these instruments approximates the fair value. The estimated fair value for fixed-maturity time deposits and FHLB advances are based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2026, and at December 31, 2025.

Loan Commitments

The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2026, and at December 31, 2025, and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
September 30, 2026	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$102,427	$102,427	$102,427	$-	$-
Interest bearing time deposits	1,715	1,715	-	1,715	-
Loans held for sale	5,391	5,391	-	5,391	-
Loans, net of allowance for credit losses	1,202,412	1,162,087	-	-	1,162,087
Federal Reserve and FHLB Bank stock, at cost	5,674	5,674	-	5,674	-
Interest receivable	5,989	5,989	-	5,989	-

Financial liabilities
Deposits	$1,382,864	$1,381,743	$1,110,095	$271,648	$-
Repurchase agreements	6,285	6,285	-	6,285	-
FHLB advances	22,500	22,265	-	22,265	-
Trust preferred securities	10,310	9,245	-	9,245	-
Subordinated debt, net of issuance costs	19,775	19,886	-	19,886	-
Interest payable	2,572	2,572	-	2,572	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2025	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$71,543	$71,543	$71,543	$-	$-
Interest bearing time deposits	1,140	1,140	-	1,140	-
Loans held for sale	1,761	1,779	-	1,779	-
Loans, net of allowance for credit losses	1,164,477	1,127,003	-	-	1,127,003
Federal Reserve and FHLB Bank stock, at cost	5,610	5,610	-	5,610	-
Interest receivable	5,490	5,490	-	5,490	-

Financial liabilities
Deposits	$1,307,244	$1,307,177	$1,033,944	$273,233	$-
Repurchase agreements	9,230	9,230	-	9,230	-
FHLB advances	35,000	35,121	-	35,121	-
Trust preferred securities	10,310	8,644	-	8,644	-
Subordinated debt, net of issuance costs	19,739	19,051	-	19,051	-
Interest payable	2,460	2,460	-	2,460	-

NOTE 15 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the "2017 Plan"), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to employees and non-employee directors and advisory board members of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 247,731 shares had been granted under the plan as of September 30, 2026.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on five years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. As of September 30, 2026, there were no stock options outstanding, and no unrecognized compensation cost related to stock option awards. No stock options were granted in the first nine months of 2026.

On February 5, 2013, the Company adopted a Long Term Incentive Plan (the “LTI Plan”), which provides for awards of restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. The compensation cost charged against income for awards under the LTI Plan for the three and nine months ended September 30, 2026, was $0.1 million and $0.5 million, respectively, and for the three and nine months ended September 30, 2025, was $0.1 million and $0.5 million, respectively.

As of September 30, 2026, there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The table below is a summary of restricted stock activity under the Company’s 2017 Plan for the nine months ended September 30, 2026.

	Shares	Weighted- Average Value per Share

Nonvested, January 1, 2026	39,638	$19.05
Granted	41,222	22.14
Vested	(27,449)	20.18
Forfeited	(1,590)	19.61
Nonvested, September 30, 2026	51,821	$20.89

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

The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, noninterest income, noninterest expense, and net income, which can be seen on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cashflows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment, determining the allocation of resources, and in establishing management’s compensation. Information reported internally for performance assessment by the CODM is identical to that which is shown in the consolidated statements of income. All revenues were derived from banking operations for the nine months ended September 30, 2026, and September 30, 2025, and there was no customer that accounted for more than 10% of the Company's consolidated revenue.

NOTE 17 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at September 30, 2026, will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements, which are not historical fact, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are provided to assist in the understanding of anticipated future financial performance, provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation:

●	current and future economic and financial market conditions, either nationally or in the states in which we do business, including conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, U.S. government shutdowns, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, slowing gross domestic product, energy price volatility, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other change in trade regulation, and other factors beyond our control, any of which may result in adverse impacts on our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us;

●	future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry as a whole, any of which could adversely affect the Company's business, earnings and financial condition;

●	instability in global economic conditions and geopolitical matters (including the ongoing military conflicts in Ukraine and the Middle East), and volatility in financial markets, which could have a material adverse effect on our results of operations and financial condition;

●	changes in interest rates resulting from national and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, which may adversely affect interest rates, interest margins, loan demand and interest rate sensitivity;

●	the volatility of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;

●	factors that can impact the performance of our loan portfolio, including changes in real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of construction projects that we finance;

●	changes in customers’, suppliers’, and other counterparties’ performance and creditworthiness may be different than anticipated due to inflationary pressures and/or other economic and financial market conditions;

●	operational risks, reputational risks, legal and compliance risks, and other risks related to potential fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, or failures, disruptions or breaches in security of our systems, including those resulting from computer viruses or cyber-attacks;

●	our ability to secure sensitive or confidential client information against unauthorized disclosure or access through computer systems and telecommunication networks, including those of our third-party vendors and other service providers, which may prove inadequate;

●	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems, including as a result of cyber-attacks;

●	competitive pressures and factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to recruit and retain qualified management and banking personnel;

●	unexpected losses of services of our key management personnel, or the inability to recruit and retain qualified personnel in the future;

●	risks inherent in pursuing strategic growth initiatives, including integration and other risks involved in past and possible future acquisitions;

●	uncertainty regarding the nature, timing, cost and effect of legislative or regulatory changes in the banking industry or otherwise affecting the Company, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, FDIC insurance premium levels, pensions, bankruptcy, consumer protection, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, bank products and services, bank and bank holding company capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry;

●	changes in federal, state and/or local tax laws may adversely affect our reported financial condition or results of operations;

●	changes in accounting standards, policies and practices may adversely affect our reported financial condition or results of operations;

●	litigation and regulatory compliance exposure, including the costs and effects of any adverse developments in legal proceedings or other claims and the costs and effects of unfavorable resolution of regulatory and other governmental examinations or inquiries;

●	continued availability of earnings and dividends from State Bank and excess capital sufficient for us to service our debt and pay dividends to our shareholders in compliance with applicable legal and regulatory requirements;

●	our ability to adapt to or comply with regulatory requirements and increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to the Company’s environmental, social and governance (ESG) practices, which could affect our reputation and business and operating results;

●	our ability to anticipate and successfully keep pace with technological changes affecting the financial services industry;

●	an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern;

●	the impact on our businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters (including severe weather events), pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts, including Russia’s ongoing war in Ukraine and the conflict in Iran (and the resulting disruptions to oil and other commodity markets and supply chains), which can affect our earnings and capital as well as the ability of our customers to repay loans; and

●	other risks identified from time to time in the Company’s other filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

SBT Insurance, LLC (“SBI”) is an Ohio limited liability company and a wholly owned subsidiary of State Bank incorporated in June 2010. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank.

SBFG Title, LLC (“SBFG Title”) is an Ohio limited liability company that was formed in March 2019. SBFG Title engages in the sale of title insurance services.

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

Three Months Ended September 30, 2026, compared to Three Months Ended September 30, 2025

Net Income: Net income for the third quarter of 2026 was $3.9 million compared to net income of $4.0 million for the third quarter of 2025, a decrease of $0.1 million, or 2.5 percent. Diluted earnings per share (“DEPS”) of $0.63 for the third quarter of 2026 were lower compared to the DEPS of $0.64 for the third quarter of 2025. Net income for the third quarter of 2026 was positively impacted by higher interest income on loans, partially offset by higher interest expense on deposits and wholesale borrowings. The quarter included a small recapture of Mortgage Servicing Rights (“OMSR”) of $0.04 million. Total noninterest income was $4.7 million and increased slightly compared to the prior year third quarter. Mortgage loan volume was higher as compared to the prior year by 15 percent, with sales of originated mortgages for the third quarter of 2026 also up slightly as compared to the same period in 2025.

Provision for Credit Losses: The third quarter provision for credit losses was $127,000 as compared to a $124,000 provision for the prior year third quarter. The Company had net charge offs of $18,000 for the third quarter of 2026 compared to net charge offs of $2,000 for the year-ago quarter. The provision expense included zero-growth related provision, and a provision of $127,000 for the growth in unfunded commitments. Total delinquent loans ended the quarter at $4.1 million, or 0.34 percent of total loans, with nonperforming assets down 12 percent from the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	September 30, 2026	September 30, 2025
Net charge offs – QTD/YTD	$18/$237	$2/$132
Nonaccruing loans	3,123	4,616
OREO / Other Assets Owned (OAO)	1,061	237
Non-performing assets	4,184	4,853
Non-performing assets/Total assets	0.26%	0.32%
Allowance for credit losses/Total loans	1.34%	1.44%
Allowance for credit losses/Non-performing loans	524.4%	345.4%

Consolidated Revenue: Operating revenue, consisting of net interest income (“NII”) and noninterest income, was $18.1 million for the third quarter of 2026, an increase of $1.5 million, or 9.0 percent, from the $16.6 million generated during the third quarter of 2025.

NII for the third quarter of 2026 was $13.4 million, which was up $1.1 million from the prior year third quarter’s $12.3 million. Comparing the third quarter of 2026 to the prior year third quarter, the Company’s earning assets increased $116.7 million, with the average yield on earning assets increasing by 4 basis points. The net interest margin for the third quarter of 2026 was 3.50 percent compared to 3.48 percent for the third quarter of 2025. Funding costs (interest paid to consumers and other entities) for deposits and other interest-bearing liabilities for the third quarter of 2026 were 2.38 percent compared to 2.33 percent for the prior year third quarter.

Total noninterest income was $4.7 million for the third quarter of 2026, which increased slightly compared to the prior year third quarter. Mortgage revenue decreased during the third quarter of 2026, as detailed below, however wealth management and customer service revenue were up compared to the prior year. Recapture of mortgage servicing rights increased noninterest income by $0.04 million in the quarter, compared to an impairment of $0.30 million in the prior year third quarter. SBFG Title contributed revenue of $0.51 million in the third quarter of 2026, just below the prior year. Noninterest income as a percentage of average assets for the third quarter of 2026 was 1.13 percent compared to 1.12 percent for the prior year third quarter.

State Bank originated $77.7 million of mortgage loans during the third quarter of 2026 and sold $66.5 million, with $11.0 million of loans held for investment. This compares to $67.6 million originated during the third quarter of 2025, of which $66.4 million were sold with the remainder of loans held for investment. The third quarter 2026 originations and subsequent sales resulted in $1.3 million of gains, compared to $1.6 million of gains for the third quarter of 2025. Net mortgage banking revenue was $1.78 million for the third quarter of 2026 compared to $1.49 million for the third quarter of 2025.

Consolidated Noninterest Expense: Total noninterest expense for the third quarter of 2026 was $13.1 million, which was up $1.7 million compared to $11.5 million in the prior year third quarter. The quarter included higher expenses related to incentive accruals and other employee benefits as well as costs related to our pending client and product conversions.

Income Taxes: Income taxes for the third quarter of 2026 were $0.85 million (17.6 percent) compared to $0.91 million (18.4 percent) for the third quarter of 2025.

Nine Months Ended September 30, 2026, compared to Nine Months Ended September 30, 2025

Net Income: Net income for the first nine months of 2026 was $12.7 million compared to net income of $10.1 million for the first nine months of 2025, an increase of $2.7 million, or 27 percent. DEPS of $2.04 for the first nine months of 2026 were higher compared to the DEPS of $1.56 for the first nine months of 2025. Net income for the first nine months of 2026 was positively impacted by higher interest income on loans, partially offset by higher interest expense on deposits and wholesale borrowings. Total noninterest income of $14.4 million increased by $5.2 million compared to the prior year first nine months. Mortgage loan volume was higher as compared to the prior year by 8.5 percent, with sales of originated mortgages for the first nine months of 2026 also higher by 5.7 percent as compared to the same period in 2025.

Provision for Credit Losses: The provision for credit losses for the first nine months of 2026 was $640,000 as compared to a $1,108,000 provision for the prior year first nine months. The Company had net chargeoffs of $236,000 for the first nine months of 2026 compared to net chargeoffs of $132,000 for the year-ago first nine months. The provision expense included $500,000 of growth-related provision, and a provision $140,000 for the growth in unfunded commitments.

Consolidated Revenue: Operating revenue, consisting of NII and noninterest income, was $53.4 million for the first nine months of 2026, an increase of $4.3 million, or 8.8 percent, from the $49.1 million generated during the first nine months of 2025.

NII for the first nine months of 2026 was $39.1 million, which was up $3.4 million from $35.7 million for the prior year first nine months. Comparing the first nine months of 2026 to the prior year, the Company’s earning assets increased $115.1 million, with the average yield on earning assets increasing by 4 basis points. The net interest margin for the first nine months of 2026 was 3.48 percent compared to 3.44 percent for the first nine months of 2025. Funding costs (interest paid to consumers and other entities) for deposits and other interest-bearing liabilities for the first nine months of 2026 were 2.35 percent compared to 2.33 percent for the prior year first nine months.

Total noninterest income was $14.4 million for the first nine months of 2026, which increased 7 percent compared to the prior year first nine months. Mortgage revenue was flat during the first nine months of 2026, as detailed below, with wealth management and customer service revenue up compared to the prior year. Noninterest income as a percentage of average assets for the first nine months of 2026 was 1.19 percent compared to 1.20 percent for the prior year first nine months.

State Bank originated $222.8 million of mortgage loans during the first nine months of 2026 and sold $190.2 million, with $32.6 million of loans held for investment. This compares to $205.3 million of originated mortgage loans for the first nine months of 2025, of which $180.0 million were sold with the remainder of loans held for investment. The 2026 YTD originations and subsequent sales resulted in $3.8 million of gains, flat compared to the gains for the first nine months of 2025. Net mortgage banking revenue YTD was $5.5 million for 2026 compared to $5.1 million for YTD 2025.

Consolidated Noninterest Expense: Total noninterest expense for the first nine months of 2026 was $37.2 million, which was up $1.4 million compared to $35.8 million in the prior-year first nine months. The prior year included $0.75 million in expenses related to the conversion of Marblehead Bank.

Income Taxes: Income taxes for the first nine months of 2026 were $2.84 million (18.2 percent) compared to $2.22 million (18.1 percent) for the first nine months of 2025.

Changes in Financial Condition

Total assets at September 30, 2026, were $1.61 billion, up $69.1 million, or 4.5 percent, since December 31, 2025. Total loans, net of unearned income, were $1.22 billion as of September 30, 2026, up $38.2 million, or 3.2 percent, from year-end. Total deposits at September 30, 2026, were $1.38 billion, an increase of $75.6 million, or 5.8 percent, since 2025 year end.

Borrowed funds (consisting of FHLB advances, repurchase (“REPO”) agreements, trust preferred securities and subordinated debt) totaled $58.9 million at September 30, 2026. This was down from year-end 2025 when borrowed funds totaled $74.3 million. Total shareholders’ equity for the Company of $144.3 million now stands at 8.94 percent of total assets compared to the level at December 31, 2025, of $141.2 million, or 9.14 percent of total assets. Adjusting for the temporary impairment of Accumulated other comprehensive loss, total equity would increase to $171.5 million, or 10.62 percent of total assets. The allowance for credit losses of $16.4 million is up $0.26 million, or 1.6 percent from the December 2025 year-end level.

Capital Resources

As of September 30, 2026, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve Board, State Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2026, that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of September 30, 2026, and December 31, 2025, are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026
Tier I Capital to average assets	$160,238	9.85%	$65,075	4.0%	$81,344	5.0%
Tier I Common equity capital to risk-weighted assets	$160,238	11.97%	$60,263	4.5%	$87,046	6.5%

Tier I Capital to risk-weighted assets	$160,238	11.97%	$80,350	6.0%	$107,134	8.0%
Total Risk-based capital to risk-weighted assets	$176,991	13.22%	$107,134	8.0%	$133,917	10.0%

As of December 31, 2025
Tier I Capital to average assets	$151,592	9.86%	$61,486	4.0%	$76,857	5.0%
Tier I Common equity capital to risk-weighted assets	$151,592	11.78%	$57,902	4.5%	$83,636	6.5%

Tier I Capital to risk-weighted assets	$151,592	11.78%	$77,202	6.0%	$102,937	8.0%
Total Risk-based capital to risk-weighted assets	$167,693	13.03%	$102,937	8.0%	$128,671	10.0%

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

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets totaled $287.3 million at September 30, 2026, compared to $263.1 million at December 31, 2025.

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

The Company’s commercial real estate, first mortgage residential, agricultural, and multi-family mortgage portfolio of $1.02 billion at September 30, 2026, and $978.2 million at December 31, 2025, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2026, all eligible commercial real estate, first mortgage residential, agricultural, and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2026, and September 30, 2025, follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2026, and September 30, 2025. Net cash provided by operating activities was $12.6 million for the nine months ended September 30, 2026, and $15.8 million for the nine months ended September 30, 2025. Highlights for the current year include $192.3 million in proceeds from the sale of loans, which is up $12.3 million from the prior year. Originations of loans held for sale was a use of cash of $193.6 million, which is up $17.7 million from the prior year. For the nine months ended September 30, 2026, there was a gain on sale of loans of $4.0 million, and depreciation and amortization on premises and equipment of $1.7 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2026, and September 30, 2025. Net cash used in investing activities was $37.4 million for the nine months ended September 30, 2026, and $5.0 million for the nine months ended September 30, 2025. Highlights for the current year include a $39.7 million increase in loans, $11.0 million in securities purchased, and $2.5 million interest bearing time deposits purchased, partially offset by $14.4 million in proceeds from maturing securities. The prior year activities include a $45.6 million increase in loans and $3.0 million paid for the Marblehead acquisition, net of cash acquired, offset by $16.8 million in proceeds from maturing securities, and $30.1 million in proceeds from the sale of securities which were acquired from Marblehead.

The Company experienced positive cash flows from financing activities for the nine months ended September 30, 2026, and September 30, 2025. Net cash provided by financing activities was $55.7 million for the nine months ended September 30, 2026, and $48.3 million for the nine months ended September 30, 2025. Highlights for the current period include a $76.2 million increase in transaction deposits compared to a $46.7 million increase for the nine months ended September 30, 2025. Repayments of Federal Home Loan Bank advances for the nine months ended September 30, 2026, were $12.5 million, compared to $1.0 million for the prior year nine-month period.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural, and multi-family mortgage portfolios in the total amount of $1.02 billion were pledged to meet FHLB collateralization requirements as of September 30, 2026. Based on the current collateralization requirements of the FHLB, the Company had approximately $182.3 million of additional borrowing capacity at September 30, 2026. The Company also had $41.0 million in unpledged securities available to pledge for additional borrowings.

The Company has contractual obligations consisting of long-term debt obligations and operating lease obligations. In addition, as of September 30, 2026, the Company had commitments to sell mortgage loans totaling $12.7 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings and time deposits to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Asset Liability Management

Asset liability management involves developing, executing, and monitoring strategies to maintain appropriate liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on current and future earnings. The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of specific loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company’s primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 18, 2024, the Company announced a share repurchase program authorizing the repurchase of up to 500,000 common shares of the Company through December 31, 2026. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended September 30, 2026.

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
07/01/26 - 07/31/26	3,000	$25.97	3,000	138,552
08/01/26 - 08/31/26	2,880	21.81	2,880	135,672
09/01/26 - 09/30/26	1,433	28.57	1,433	134,239
Total	7,313	$24.84	7,313	134,239

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits
3.1	–	Amended Articles of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-36785))
3.2	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-36785))
3.3	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997 (Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-13507))
3.4	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 000-13507))
3.5	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 000-13507))
3.6	–	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 000-13507))
3.7	–	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on January 25, 2022 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2022 (File No. 001-36785))
3.8	–	Amended Articles of the Company, as amended (reflecting amendments through January 25, 2022) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-36785))
3.9	–	Amended and Restated Regulations of the Company (Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-13507))
3.10	–	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009 (Incorporate herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 000-13507))
31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101.INS	–	Inline XBRL Instance Document.
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: November 5, 2026	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President & Chief Financial Officer